Form 10-K
period 1994-01-01
SMITHS FOOD & DRUG CENTERS INC
filed 1994-03-28
CIK 850309

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended  January 1, 1994 (fifty-two weeks)

Commission File Number:  001-10252



                       SMITH'S FOOD & DRUG CENTERS, INC.
          (Exact name of registrant as specified in its charter)

        Delaware                                 87-0258768
(State of incorporation)            (I.R.S. Employer Identification No.)

 1550 South Redwood Road, Salt Lake City, UT                     84104
            (Address of principal executive offices)          (Zip Code)

                                          (801) 974-1400
           (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, $.01 par value         New York Stock Exchange
(Title of each class)                        (Name of each exchange on
                                                 which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the Class B Common Stock on February 28, 1994: $454,935,147

Number of shares outstanding of each class of common stock as of February 28, 1994:
                  Class A  12,493,665        Class B  17,357,636


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement dated March 25, 1994 for the Annual Meeting of Stockholders to be held on April 26, 1994 are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]


                           TABLE OF CONTENTS





PART I                                                            3
     Item 1. Business                                             3
     Item 2. Properties                                           5
     Item 3. Legal Proceedings                                    6
     Item 4. Submission of Matters to a Vote of Security Holders  6

PART II........                                                   6
     Item 5. Market for the Registrant's Common Equity and Related
             Stockholder Matters                                  6
     Item 6. Selected Financial Data                              7
     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  7
     Item 8. Financial Statements and Supplementary Data          7
     Item 9. Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                  7

PART III                                                          7
     Item 10. Directors and Executive Officers of the Registrant  7
     Item 11. Executive Compensation                              8
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                          8
     Item 13. Certain Relationships and Related Transactions      8

PART IV                                                           8
     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                         8


                                  PART I

Item 1. Business

Smith's Food & Drug Centers, Inc. (the "Company") is a leading regional supermarket and drug store chain operating in the Intermountain, Southwestern, and Southern California regions of the United States, with 129 stores in Arizona, California, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. The Company was founded in 1948 and reincorporated under Delaware law in 1989. The Company's Class B Common Stock is traded on the New York Stock Exchange under the symbol "SFD".

The Company develops and operates combination food and drug centers which offer a full selection of supermarket food items, a wide assortment of nonfood and drug items and a number of specialty departments including a "Big-Deals" section which offers many food and household items in larger "warehouse" pack sizes at warehouse club prices. Primary food products sold in the stores include groceries, meat, poultry, produce, dairy products, delicatessen items, prepared foods, bakery products, frozen foods, take-out foods, fresh juices, and specialty fish, meat and cheese. Some or all of the following nonfood items are available in the stores: full-line pharmacy and related over-the-counter drug items, health and beauty aids, video rentals, in-store banking services, housewares, toys, camera/photo department items, one-hour photo processing, cosmetics and other general merchandise.

The average size of the Company's food and drug centers opened during fiscal 1993 was 75,700 square feet. The Company's food and drug centers currently being opened range in size from approximately 45,000 to 82,000 square feet per store, and future stores are expected to range in size from 54,000 to 66,000 square feet per store, depending on site constraints and the number and size of competing stores in relation to the population of the market area being served. In order to respond to changing consumer needs, the Company continually refines its store configurations and lay-outs. The Company's 129 stores at January 1, 1994 consisted of 115 large combination food and drug centers averaging 69,200 square feet, 12 superstores averaging 40,500 square feet and two conventional stores averaging 26,000 square feet.

The combination stores range in size from 45,000 to 84,000 square feet and offer a complete line of supermarket, nonfood and drug products. These stores feature modern, attractive layouts with wide aisles and well-lighted spaces to facilitate convenient shopping, a variety of specialty departments, and centralized, highly automated checkout facilities. The superstores range in size from 30,000 to 45,000 square feet and have the appearance of a large supermarket augmented with a significant amount of nonfood and drug merchandise. Generally the superstores have fewer and more limited specialty departments than the combination stores. The conventional stores have the appearance of traditional supermarkets.

The Company's strategy is to offer customers a broad product selection at everyday low prices combined with quality customer service in large, modern, attractive food and drug centers with ample parking. Customers are able to fill a substantial portion of their daily and weekly shopping needs at one convenient location. The Company promotes its reputation as a low price competitor in its market areas through a policy of everyday low pricing. Management attributes much of the Company's success to combining broad product selection and everyday low prices with quality customer service.

The Company's primary focus in existing markets has been on increasing sales volume by offering customers low prices and quality customer service combined with specifically designed marketing programs. The Company also has focused on increasing sales volume by opening new stores in existing and adjacent markets. During 1993, the Company opened eleven combination stores in the following states: eight in California, one in New Mexico, one in Texas and one in Utah. The Company has an expansion program in progress which calls for a total of up to 60 stores in Southern California (San Diego to Fresno) prior to mid-1997. The Company currently plans to open 10 to 12 new stores at locations primarily in Southern California in 1994, three of which were opened during the first two months of 1994.

Operations

During 1993 the Company consolidated its Intermountain and Southwest Regions into one region. The new Region I consists of 103 stores in Arizona, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. Region II consists of 26 stores in Southern California. The regions are divided into 10 geographic districts ranging from 10 to 17 stores each. The regions and districts are staffed with operational managers who are given as much autonomy as possible while retaining the advantages of central control and economies of scale over accounting, real estate, legal and data processing functions. This operational autonomy enables operating management to react quickly to local market circumstances and gain competitive advantages as local conditions change. District and store managers are responsible for all aspects of store operations.

Competition

The retail food and drug industry is highly competitive. The Company competes with other large regional and national food and drug store chains, local food and drug stores, specialty food stores, convenience stores, restaurants and fast food chains. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and variety. Because the food and drug store business is characterized by narrow profit margins, the Company's earnings depend primarily on high sales volume and operating efficiency.

The Company engages in aggressive price competition in each market that it serves and monitors its market share in those markets through internal research which is updated on a regular basis. As the Company continues to move into new market areas (including the expansion into Southern
California), it anticipates significant competitive pressure on its operating margins in those markets.

Purchasing, Distribution and Processing

In the fourth quarter of 1993, a new 1,000,000 square foot, fully-integrated distribution center in Riverside, California, including a dairy processing plant, was completed and began operations. With the addition of this distribution center, the Company operates approximately 4.2 million square feet of distribution and processing facilities. Central distribution facilities in Salt Lake City and Layton, Utah; Tolleson, Arizona; and Riverside, California supply products to all of the Company's stores. The Company also operates a produce warehouse located in California. The Company's processing facilities located in Layton, Utah produce a variety of products under the Company's private labels for distribution to Company stores. The Company's dairy plants located in Layton, Tolleson and Riverside process a variety of milk, milk products and fruit beverages. The Company's automated frozen dough plant produces frozen bakery goods for final baking at in-store bakeries. The Company's cultured dairy products plant produces sour cream, yogurt, cottage cheese and chip dip products. The Company's ice cream processing plant supplies all stores with Smith's private label ice cream.

The Company purchases significant levels of selected products, typically fast moving inventory items, on a forward purchase basis in order to secure lower prices or to take advantage of special buying opportunities. Forward purchasing exposes the Company to risks of decreases in product pricing during the time held in stock, changes in demand for such product and increases in the costs of financing inventory.

The Company transports food and merchandise from its distribution centers through a Company-owned fleet of tractors and trailers which primarily serve nearby stores and through common carriers for stores located at greater distances.

Employees

The Company has over 18,000 employees. Approximately half of the Company's employees are nonunionized, although the Company anticipates that nearly all of the Company's new employees in California will be unionized. The Company's unionized employees work under 20 collective bargaining agreements with local labor unions. Three collective bargaining agreements are subject to renegotiation or will become subject to renegotiation during 1994. There can be no assurance that such agreements will be renewed or that the terms of any such renewal will be similar to the terms of existing agreements. Management of the Company believes that it will be able to renew such agreements on terms acceptable to the Company. If it is unable to do so, there could be a material adverse effect on the Company's operations.

Governmental Regulation

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of alcoholic beverages, pharmaceuticals, milk and other agricultural products, as well as various other food and drug items and also regulate trade practices, building standards, labor, health, safety and environmental matters. The Company from time to time receives inquiries from state and federal regulatory authorities with respect to its advertising practices, pricing policies and other trade practices. None of these inquiries, individually or in the aggregate, has resulted, or is expected by management to result, in any order, judgment, fine or other action that has, or would have, a material adverse effect on the business or financial position of the Company.


Item 2. Properties

At January 1, 1994, the Company operated 129 stores located in eight states. Of the 129 stores, the Company owned 95 with the remainder leased from third parties. The following is an analysis of the Company's store properties by state at January 1, 1994:

               State          Owned   Leased Total
               Utah              29      5     34
               California        17      9     26
               Arizona           21      3     24
               Nevada             6     10     16
               New Mexico        11      4     15
               Idaho              4      1      5
               Wyoming            3      2      5
               Texas              4      0      4
                                 --     --    ---
               Total             95     34    129

The Company leases or subleases 34 of its operating stores under leases expiring between 1994 and 2023. Nine of the Company-owned stores are situated on property which is ground-leased, in whole or in part, from third parties under leases expiring between 2002 and 2040. In most cases, such building and ground leases are subject to customary renewal options.

The Company owns 579,000 square feet of grocery warehousing facilities and 326,000 square feet of processing plants in Layton, Utah; a 226,000 square foot nonfood warehouse in Salt Lake City, Utah; and a 1,089,000 square foot grocery and nonfood warehouse and 91,000 square feet of processing plants in Tolleson, Arizona. The Company leases a 40,000 square foot produce and forward purchasing warehouse in Albuquerque, New Mexico; a 190,000 square foot combination grocery and nonfood warehouse and a 408,000 square foot grocery warehouse in Salt Lake City, Utah; and a 204,000 square foot produce warehouse in Ontario, California, under leases expiring in 1995, 1997, 1997 and 1999, respectively. The Company also leases a 114,000 square foot processing plant and a 981,000 square foot grocery warehouse in Riverside, California under leases expiring in 2018.

In addition, the Company's corporate offices, data processing and records storage facilities are located in over 100,000 square feet of office and storage space owned by the Company in Salt Lake City, Utah.


Item 3. Legal Proceedings

The Company is a party to several actions arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1993.



                                  PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Class B Common Stock is listed on the New York Stock Exchange under the symbol "SFD". The following table shows the high and low sales prices per share for all quarters of fiscal 1992 and 1993:

                                   High       Low
          Fiscal 1992
           First Quarter         $43 1/4   $33 3/8
           Second Quarter         38        27 7/8
           Third Quarter          34 3/4    25 3/4
           Fourth Quarter         37 3/4    32 3/4

          Fiscal 1993
           First Quarter         $37 1/4   $31
           Second Quarter         33 1/4    23 5/8
           Third Quarter          26 1/2    20
           Fourth Quarter         22 1/2    19


As of February 28, 1994 there were 289 Class A Common Stockholders and 1,229 Class B Common Stockholders of record. There are numerous stockholders who hold their Class B Common Stock in the "street name" of their various stock brokerage houses.

Cash dividends of $.13 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1993, totaling $.52 per common share for fiscal 1993. Cash dividends of $.11 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1992, totaling $.44 per common share for fiscal 1992. The Board of Directors has approved a quarterly cash dividend of $.13 per common share commencing in the first quarter of fiscal 1994, which, if continued, would total $.52 per common share for fiscal 1994.


Item 6. Selected Financial Data

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended January 1, 1994 on the schedule entitled "Five Year Summary of Selected Financial and Operating Data" which information is attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended January 1, 1994 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is attached as part of
Exhibit 13.1 hereto and incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company included in the Annual Report to Stockholders for the fiscal year ended January 1, 1994 are attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and certain executive officers of the Company is included in the Company's Proxy Statement dated March 25, 1994 under the caption "Election of Directors," and "Other Matters -- Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference. The following sets forth certain information with regard to other executive officers of the Company:

Matthew G. Tezak, age 38, became Senior Vice President and Chief Financial Officer in 1993. He served as Senior Vice President, Finance and Treasurer from 1992 to 1993 and Vice President, Finance and Treasurer from 1987 to 1992. Mr. Tezak, a certified public accountant, joined the Company in 1979 as Assistant Controller.

Larry R. McNeill, age 52, has served as Senior Vice President, Corporate Development since 1992. Mr. McNeill joined the Company in 1979 as Vice President, Corporate Development.

Richard C. Bylski, age 54, has served as Senior Vice President, Human Resources since 1992. He served as Vice President, Human Resources of the Company since 1979.

Michael C. Frei, age 47, joined the Company in March 1990 as Senior Vice President, General Counsel and Corporate Secretary. Prior to that time, Mr. Frei served as Vice President and General Counsel of Price Development Company, a commercial real estate developer, since 1981.

Fred F. Urbanek, age 58, has served as Senior Vice President, Facility Engineering since 1992. He served as Vice President, Facility Engineering of the Company since 1985.

The Company's executive officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed.


Item 11. Executive Compensation

Information concerning Executive Compensation is included in the Company's Proxy Statement dated March 25, 1994 under the caption "Executive
Compensation" which information is incorporated herein by reference (other than information under the sub captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph", which shall not be deemed to be incorporated by reference herein.).


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning Security Ownership of Certain Beneficial Owners and Management is included in the Company's Proxy Statement dated March 25, 1994 under the caption "Security Ownership of Certain Beneficial Owners and Management" which information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Information concerning Certain Relationships and Related Transactions is included in the Company's Proxy Statement dated March 25, 1994 under the caption "Certain Transactions" which information is incorporated herein by reference.



                           PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

    1.Financial Statements:

           The following consolidated financial statements of the Company and its subsidiaries and the Report of Ernst & Young, Independent Auditors included in the Company's Annual Report to Stockholders for the fiscal year ended January 1, 1994 are incorporated herein by reference:

            Consolidated Statements of Income--fiscal years ended
            January 1, 1994, January 2, 1993 and December 28, 1991

            Consolidated Balance Sheets--January 1, 1994 and January 2,
          1993

            Consolidated Statements of Common Stockholders' Equity-- fiscal years ended January 1, 1994, January 2, 1993 and
          December 28, 1991

            Consolidated Statements of Cash Flows--fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991

            Notes to Consolidated Financial Statements

         Report of Ernst & Young, Independent Auditors

    2.Financial Statement Schedules:

       The following financial statement schedules of the Company and its subsidiaries are filed as part of this Annual Report on Form 10-K:

            Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than
          Related Parties

            Schedule V - Property, Plant and Equipment

            Schedule VI - Accumulated Depreciation, Depletion and
          Amortization of Property, Plant and Equipment

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3.Exhibits:

       The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of the Form 10-K.

(b)  Reports on Form 8-K:

      There were no reports filed on Form 8-K during the fourth quarter of fiscal 1993.

  SMITH'S FOOD & DRUG CENTERS, INC.

 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
     UNDERWRITERS,PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES




                                                    Deductions
                         Balance at                       Amounts     Balance at End
                         Balance at                       Amounts         of Period
                          Beginning             Amounts   Written                 Not
      Name of Debtor      of Period Additions Collected       Off   Current   Current
Fiscal year 1993:
 Scott Fishburn, note
  with interest at 10%,
  due 5/7/95               $100,000                                          $100,000

 Harry Moskal, notes
  with interest at 10%:
     Due 12/31/97           310,000                                           310,000
   Due 1/10/01              350,000            $350,000
  non-interest bearing
   note, due on demand        6,000               2,000            $  2,000     2,000

 Tom Potter, notes with
  interest at 10%:
   Due 3/11/94                       $ 20,000                        20,000
   Due 3/11/94              105,000              30,915   $14,398    59,687

 Charlie Yamashita, note
  with interest at 10%:
   Due on demand              9,268               9,268
   Due 3/11/94                         94,000                        94,000

 Brent Farnsworth, notes
  with interest at 10%:
   Due on demand                      300,000                       300,000
   Due 3/11/94                          7,050                         7,050
                           --------  --------  --------   -------  --------  --------
                           $880,268  $421,050  $392,183   $14,398  $482,737  $412,000

Fiscal year 1992:
 Scott Fishburn, note
  with interest at 10%,
  due 5/7/95               $100,000                                          $100,000

 Harry Moskal, notes
  with interest at 10%:
   Due 12/31/97                      $310,000                                 310,000
   Due 1/10/01              350,000                                           350,000
  non-interest bearing
   note, due on demand                  6,000                       $ 2,000     4,000
 Rick Nelson, note
  with interest at 10%,
  due on demand              65,000             $65,000

 Tom Potter, note with
  interest at 10%,
  due 3/11/94                         105,000                        35,000    70,000

 Charlie Yamashita,
  note with interest at
  10%, due on demand         12,307               3,039               4,000     5,268
                           --------  --------   -------             -------  --------
                           $527,307  $421,000   $68,039             $41,000  $839,268


Fiscal year 1991:
 Scott Fishburn, note
  with interest at 10%,
  due 5/7/95               $100,000                                          $100,000

 Harry Moskal, note
  with interest at 10%,
  due 1/10/01                        $350,000                                 350,000

 Rick Nelson, notes
  with interest at 10%:
   Due on demand                       75,000  $ 10,000            $ 65,000
   Due 3/31/92                         25,000    25,000

 Abel Porter, note with
  interest at 10%,
  due on demand             350,000             350,000

 Charlie Yamashita,
  notes with interest
   at 10%:
   Due on demand             10,386     1,921                         3,039     9,268
   Due 3/1/90                10,000              10,000
   Due 4/1/99                89,995              89,995
                           --------  --------  --------            --------  --------
                           $560,381  $451,921  $484,995            $ 68,039  $459,268

                        SMITH'S FOOD & DRUG CENTERS, INC.

                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          (DOLLAR AMOUNTS IN THOUSANDS)


                    Balance at                              Other  Balance at
                     Beginning  Additions                Increase      End of
Classification       of Period   at  Cost Retirements  (Decrease)      Period

Fiscal Year 1993:
 Land               $  277,167   $ 43,452    $ 38,150              $  282,469
 Buildings             549,935    153,675     120,835                 582,775
 Leasehold              30,668      8,257          59                  38,866
Improvements
 Fixtures and          436,969    116,917      15,004                 538,882
Equipment
                    $1,294,739   $322,301    $174,048              $1,442,992

Fiscal Year 1992:
 Land               $  186,672   $ 91,489     $   994              $  277,167
 Buildings             455,853     96,633       2,551                 549,935
 Leasehold              26,046      5,236         614                  30,668
Improvements
 Fixtures and          356,457     94,631      14,119                 436,969
Equipment
                    $1,025,028   $287,989     $18,278              $1,294,739

Fiscal Year 1991:
 Land                 $134,464   $ 53,773     $ 1,565              $  186,672
 Buildings             327,705    131,593       3,445                 455,853
 Leasehold              26,297      1,756       2,007                  26,046
Improvements
 Fixtures and          282,180     94,438      20,161                 356,457
Equipment
                      $770,646   $281,560     $27,178              $1,025,028

                    SMITH'S FOOD & DRUG CENTERS, INC.

          SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
              AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      (DOLLAR AMOUNTS IN THOUSANDS)


                                Additions
                    Balance at Charged to                   Other  Balance at
                     Beginning  Costs and                Increase      End of
Classification       of Period   Expenses  Retirements (Decrease)      Period

Fiscal Year 1993:
 Buildings            $ 60,199    $17,902      $ 2,438               $ 75,663
 Leasehold               6,742      1,884          293                  8,333
Improvements
 Fixtures and          150,160     62,387       12,180                200,367
Equipment
                      $217,101    $82,173      $14,911               $284,363

Fiscal Year 1992:
 Buildings            $ 45,388    $15,675      $   864               $ 60,199
 Leasehold               5,371      1,744          373                  6,742
Improvements
 Fixtures and          112,919     50,362       13,121                150,160
Equipment
                      $163,678    $67,781      $14,358               $217,101

Fiscal Year 1991:
 Land
 Buildings            $ 34,482    $11,312      $   406               $ 45,388
 Leasehold               5,560      1,553        1,742                  5,371
Improvements
 Fixtures and           93,292     37,630       18,003                112,919
Equipment
                      $133,334    $50,495      $20,151               $163,678

                            INDEX TO EXHIBITS
                               (Item 14(a))

    Exhibit
     Number               Document

           3(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21, 1989).

           3(ii)By-Laws of the Company (incorporated by reference to Exhibit 3.2 in the Company's
           Registration Statement on Form S-1 (Commission File
           No. 33-28698) which became effective on June 21,
           1989).

            4.1 Article IV of Restated Certificate of
           Incorporation of the Company (see Exhibit 3(i)).

            4.2 Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon request.

           4.3  Form of Pass Through Trust Agreement between the
           Company and the Pass Through Trustee Company
           (incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-3
           (Commission File No. 33-51097) which became effective on January 26, 1994).

           4.4  Form of Pass Through Certificate (included in
           Exhibit 4.3).

            *10.1    Amended and Restated 1989 Stock Option Plan
           (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

            *10.2    1993 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

           *10.3First Amendment to the 1993 Employee Stock
           Purchase Plan (Exhibit 10.2) dated as of August 2,
           1993.

           *10.4Employees' Profit Sharing Plan and Trust, as amended and restated as of July 27, 1982
           (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1
           (Commission File No. 33-28698) which became effective
           June 21, 1989).

            *10.5    Pension Plan of Employees, as amended and
           restated as of July 27, 1982 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21,
           1989)

           10.6 Employee Profit Sharing Plan dated as of January
           3, 1994, First Amendment dated as of August 2, 1994 and Second Amendment dated as of January 27, 1994.

            *10.7    Forms of Supplemental Compensation
           Agreements dated as of January 2, 1985, and amended as of March 14, 1985, between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21, 1989).

              10.8 Commitment Letter to the Company from Banco di Roma, dated as of July 16, 1993.

              10.9   Revolving Credit Agreement, dated as of
           October 15, 1993, between the Company and Credit
           Suisse.

              10.10 Promissory Note of the Company to Banque Nationale de Paris, dated as of May 29, 1991, and Commitment Letter to the Company from Banque Nationale de Paris, dated as of May 29, 1991 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991)

              10.11  Promissory Notes of the Company to West One
           Bank Idaho, N.A., dated as of July 22, 1993.

             10.12 Loan Agreement Between the Company and a consortium of lenders dated May 1, 1992 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

             10.13 Loan Agreement between the Company and a consortium of lenders dated December 15, 1992 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

              *10.14 Form of Additional Retirement Benefit
           Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

             *10.15    Form of Indemnification Agreement between
           the Company and its directors and officers
           (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

             10.16 Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the second quarter ended July 3, 1993).

             10.17 Loan Agreement between the Company and a consortium of lenders dated November 1, 1993.

           13.1 Company's Annual Report to Stockholders for the fiscal year ended January 1, 1994 (selected pages only).

              22.1   Subsidiaries of the Company.

              23.1   Consent of Ernst & Young, Independent
           Auditors.

*    Indicates management contract or compensatory plan or arrangement.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SMITH'S FOOD & DRUG CENTERS, INC.



Date:  March 24, 1994         By  /s/ Jeffrey P. Smith
                                 Jeffrey P. Smith
                                 Chairman of the Board of Directors
                                   and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                       Capacity                 Date


      /s/ Jeffrey P. Smith        Chairman of the Board of    March 24, 1994
       Jeffrey P. Smith           Directors and Chief
                                  Executive Officer
                                  (Principal Executive
                                  Officer)


      /s/  Richard D. Smith       President and Chief         March 24, 1994
        Richard D. Smith          Operating Officer;
                                  Director


     /s/ Robert D. Bolinder       Executive Vice President,   March 24, 1994
       Robert D. Bolinder         Corporate Planning and
                                  Development; Director


      /s/ Matthew G. Tezak        Senior Vice President and   March 24, 1994
       Matthew G. Tezak           Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)


      /s/ Kenneth A. White        Senior Vice President and   March 24, 1994
       Kenneth A. White           Regional Manager, Region
                                  II; Director


       /s/ Rodney H. Brady       Director                     March 24, 1994
        Rodney H. Brady


     /s/ Allen P. Martindale     Director                     March 24, 1994
       Allen P. Martindale


      /s/ DeLonne Anderson       Director                     March 24, 1994
       DeLonne Anderson


       /s/ Alan R. Hoefer        Director                     March 24, 1994
        Alan R. Hoefer


        /s/ Duane Peters         Director                     March 24, 1994
         Duane Peters


         /s/ Ray V. Rose         Director                     March 24, 1994
          Ray V. Rose


        /s/ Fred L. Smith        Director                     March 24, 1994
         Fred L. Smith


        /s/ Sean D. Smith        Director                     March 24, 1994
         Sean D. Smith


     /s/ Douglas John Tigert     Director                     March 24, 1994
       Douglas John Tigert

                        INDEX TO EXHIBITS

                                                              Page Number in
Exhibit                                                        Sequentially
 Number                       Document                         Numbered Copy
    3(i) Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-
         1 (Commission File No. 33-28698) which became effective on June 21, 1989).
   3(ii) By-Laws of the Company (incorporated by reference to Exhibit 3.2 in the Company's Registration
         Statement on Form S-1 (Commission File No. 33-
         28698) which became effective on June 21, 1989)..
     4.1 Article IV of Restated Certificate of
         Incorporation of the Company (see Exhibit 3(i)).
     4.2 Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon request.
     4.3 Form of Pass Through Trust Agreement between the
         Company and the Pass Through Trustee (incorporated by reference to Exhibit 4.1 in the Company's
         Registration Statement on Form S-3 (Commission
         File No. 33-51097) which became effective on January 26, 1994).
     4.4 Form of Pass Through Certificate (included in
         Exhibit 4.3).
   *10.1 Amended and Restated 1989 Stock Option Plan
         (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).
   *10.2 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual
         Report on Form 10-K for the fiscal year ended
         January 2, 1993).
   *10.3 First Amendment to the 1993 Employee Stock
         Purchase Plan (Exhibit 10.2) dated as of August 2,
         1993.
   *10.4 Employees' Profit Sharing Plan and Trust, as amended and restated as of July 27, 1982
         (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1
         (Commission File No. 33-28698) which became effective on June 21, 1989).
   *10.5 Pension Plan of Employees, as amended and restated as of July 27, 1982 (incorporated by reference to Exhibit 10.5 of the Company's Registration
         Statement on Form S-1 (Commission File No. 33-
         28698) which became effective on June 21, 1989)
    10.6 Employee Profit Sharing Plan dated as of January
         3, 1994, First Amendment dated as of August 2,
         1994 and Second Amendment dated as of January 27,
         1994.
   *10.7 Forms of Supplemental Compensation Agreements dated as of January 2, 1985, and amended as of March 14, 1985, between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of the Company's Registration
         Statement on Form S-1 (Commission File No. 33-
         28698) which became effective on June 21, 1989).
    10.8 Commitment Letter to the Company from Banco di
         Roma, dated as of July 16, 1993.
    10.9 Revolving Credit Agreement, dated as of October
         15, 1993, between the Company and Credit Suisse.
   10.10 Promissory Note of the Company to Banque Nationale de Paris, dated as of May 29, 1991, and Commitment
         Letter to the Company from Banque Nationale de
         Paris, dated as of May 29, 1991 (incorporated by reference to Exhibit 10.8 of the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 28, 1991).
   10.11 Promissory Notes of the Company to West One Bank,
         Idaho, N.A., dated as of July 22, 1993.
   10.12 Loan Agreement between the Company and a consortium of lenders dated May 1, 1992
         (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
   10.13 Loan Agreement between the Company and a consortium of lenders dated December 15, 1992
         (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
  *10.14 Form of Additional Retirement Benefit Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit
         10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
  *10.15 Form of Indemnification Agreement between the
         Company and its directors and officers
         (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).
   10.16 Revolving Credit Agreement, dated as of June 28,
         1993, between the Company and Bank of America
         (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the second quarter ended
         July 3, 1993).
   10.17 Loan Agreement between the Company and a consortium of lenders dated November 1, 1993.
    13.1 Company's Annual Report to Stockholders for the fiscal year ended January 1, 1994 (selected pages only).
    22.1 Subsidiaries of the Company.
    23.1 Consent of Ernst & Young, Independent Auditors.

*  Indicates management contract or compensatory plan or arrangement.