Form 10-Q
period 1994-04-02
SMITHS FOOD & DRUG CENTERS INC
filed 1994-05-09
CIK 850309

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  April 2, 1994  (thirteen weeks)

                                    or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to


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


Number of shares outstanding of each class of common stock as of April 2,
1994:
                               Class A  12,451,165
                               Class B  17,351,046

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended April 2, 1994 and
               April 3, 1993                                         3

               Consolidated Balance Sheets as of
               April 2, 1994 and January 1, 1994                     4

               Consolidated Statements of Cash Flows for
               the thirteen weeks ended April 2, 1994 and
               April 3, 1993                                         5

               Notes to Consolidated Financial Statements            6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         7

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                      9

                      PART I.  FINANCIAL INFORMATION

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                           Thirteen      Thirteen
                                          Weeks Ended  Weeks Ended
                                           April 2,      April 3,
                                             1994          1993
                                           --------      --------
Net sales                                  $753,780      $688,239
Cost of goods sold                          591,063       527,889
                                           --------      --------
                                            162,717       160,350
Expenses:
  Operating, selling and
    administrative                          113,248       108,473
  Depreciation and
    amortization                             20,712        18,025
  Interest                                   13,203        10,745
                                           --------      --------
                                            147,163       137,243
                                           --------      --------
                           INCOME BEFORE
                            INCOME TAXES     15,554        23,107
Income taxes                                  6,200         9,100
                                           --------      --------
                              NET INCOME   $  9,354      $ 14,007
                                           ========      ========

Net income per share of
  Common Stock                             $    .31      $    .46
                                           ========      ========
Dividends paid per share
  of Common Stock                          $    .13      $    .13
                                           ========      ========

Average number of common
  shares outstanding
  (In thousands)                             30,044        30,492
                                           ========      ========



See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in thousands)

                                                April 2,        January 1,
                                                  1994             1994
                                               ----------       ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $   34,912       $   61,921
  Rebates and accounts receivable                  15,407           20,838
  Inventories                                     377,451          377,939
  Prepaid expenses and deposits                    47,415           19,634
                                               ----------       ----------
                        TOTAL CURRENT ASSETS      475,185          480,332
PROPERTY AND EQUIPMENT
  Land                                            299,546          282,469
  Buildings                                       593,592          582,775
  Leasehold improvements                           37,531           38,866
  Fixtures and equipment                          540,055          538,882
                                               ----------       ----------
                                                1,470,724        1,442,992
  Less allowances for depreciation
    and amortization                              293,694          284,363
                                               ----------       ----------
                                                1,177,030        1,158,629
OTHER ASSETS                                       15,440           15,347
                                               ----------       ----------
                                               $1,667,655       $1,654,308
                                               ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                       $  206,006       $  185,225
  Accrued sales and other taxes                    44,184           38,763
  Accrued payroll and related benefits             64,006           73,467
  Current maturities of long-term debt             19,991           21,473
  Current maturities of Redeemable
    Preferred Stock                                   691            1,046
                                               ----------       ----------
                   TOTAL CURRENT LIABILITIES      334,878          319,974
LONG-TERM DEBT, less current maturities           697,324          704,014
DEFERRED INCOME TAXES                              83,900           82,700
REDEEMABLE PREFERRED STOCK, less
  current maturities                                5,423            5,423
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par
    value $.01 per share: Authorized
    20,000,000 shares; issued and
    outstanding, 12,451,165 shares in
    1994 and 12,617,445 shares in 1993                124              126
  Class B Common Stock, par value $.01 per
    share:  Authorized 100,000,000 shares;
    issued 17,510,846 shares in 1994 and
    17,344,566 shares in 1993                         175              173
  Additional paid-in capital                      285,300          285,482
  Retained earnings                               264,870          259,399
                                               ----------       ----------
                                                  550,469          545,180
  Less Treasury Shares at cost (159,800
    shares in 1994 and 61,700 shares in
    1993)                                           4,339            2,983
                                               ----------       ----------
                                                  546,130          542,197
                                               ----------       ----------
                                               $1,667,655       $1,654,308
                                               ==========       ==========

See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                     Thirteen      Thirteen
                                                    Weeks Ended  Weeks Ended
                                                     April 2,      April 3,
                                                       1994          1993
                                                     --------      --------
OPERATING ACTIVITIES:
  Net income                                         $ 9,354       $14,007
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization (including
        amounts charged to cost of goods sold)        22,175        19,227
      Deferred income taxes                            1,300         2,750
      Other                                              117           164
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable              5,431           499
          Inventories                                    488         5,709
          Prepaid expenses and deposits              (27,881)      (32,353)
          Trade accounts payable                      20,781       (16,565)
          Accrued sales and other taxes                5,421         2,491
          Accrued payroll and related benefits        (9,461)       (9,156)
                                                     --------     --------
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    27,725       (13,227)

INVESTING ACTIVITIES:
  Additions to property and equipment                (40,576)      (63,136)
  Proceeds from the sale of property and equipment                   1,117
  Other                                                  (93)          302
                                                     --------     --------
                 CASH USED IN INVESTING ACTIVITIES   (40,669)      (61,717)

FINANCING ACTIVITIES:
  Additions to long-term debt                          3,000        87,000
  Payments on long-term debt                         (11,172)       (8,747)
  Purchases of Treasury Stock                           (355)         (414)
  Proceeds from sale of Treasury Stock                (3,280)       (1,212)
  Redemptions of Preferred Stock                       1,625         1,023
  Payment of dividends                                (3,883)       (3,895)
                                                     --------     --------
   CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (14,065)       73,755
                                                     --------     --------
                                   NET DECREASE IN
                         CASH AND CASH EQUIVALENTS   (27,009)       (1,189)
Cash and cash equivalents at beginning of year        61,921        15,526
                                                     --------     --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $34,912       $14,337
                                                     ========     ========



See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 2, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended January 1, 1994.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Net Income per Share of Common Stock: Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The weighted average number of common shares includes Common Stock equivalents in the form of stock options.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarter ended April 2, 1994 increased 9.5% over a year ago to $754 million compared to $688 million for the same period last year. New stores increased net sales by 10.0%. Same store sales decreased 0.5% compared with the prior year's first quarter. However, the first quarter this year included pre-Easter sales. In 1993 Easter fell in April. Adjusting for Easter, the decrease in comparable store sales was estimated at 1.4%. The decrease in same store sales was mainly caused by weakened sales in Southern California due to the continuing intense recession in this new market and heavy price competition in Utah resulting from the Company's aggressive pricing program. To the extent these conditions persist, the weakness in same store sales may continue.

During the first thirteen weeks of 1994, the Company opened four large combination food and drug centers in Palmdale, Paramount, Redondo Beach and Santee, California. At April 2, 1994, the Company operated 133 stores totaling 8.8 million square feet compared to 121 stores totaling 7.8 million square feet at the end of the first quarter a year ago. The expansion plan for the remainder of 1994 currently is to open up to eight additional stores totaling approximately 508,000 square feet including four stores in California.

Gross margins decreased to 21.6% during the first quarter of 1994 from 23.3% during the same period last year. The decrease was caused primarily by the Company's aggressive Utah pricing program, which commenced in July 1993. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their markets. The pretax LIFO charge for the first quarter 1994 was $1.5 million compared to $750,000 last year.

Operating, selling and administrative expenses as a percentage of net sales decreased to 15.0% during the first quarter of 1994 from 15.8% during the first quarter of 1993. This decrease, resulting from the Company's aggressive program to reduce operating costs, is somewhat offset by the higher operating costs associated with continued expansion into Southern California.

Depreciation and amortization expenses increased 14.9% for the first quarter compared to the same period last year due to the increase in the number of new and larger combination stores and the new distribution center.

Interest expense increased 22.9% in the first quarter compared to the same period last year due to the increase in debt incurred primarily to finance new stores and the new distribution center.

The new tax law enacted during the third quarter of 1993 increased the Company's Federal Tax rate. As a result of the increased tax rate, net income for the quarter was reduced by $190,000 or $.01 per common share. The effective tax rate, including state income taxes, for the remainder of 1994 is expected to approximate 40%.

Net income decreased in the first quarter of 1994 to $9.4 million or $.31 per common share compared to $14.0 million or $.46 per common share reported for the same period last year. The reduction in net income can be attributed primarily to continuing pressure from opening new stores in the depressed Southern California market, the Company's very aggressive pricing program in the Utah market and the effect of new store openings by competitors. These pressures may continue to depress earnings in the future. The Company currently operates 30 stores in Southern California and anticipates that as greater mass is obtained in California and benefits from lowering costs are realized, this key California market may increase the Company's long-term earnings potential.

Net income may also be affected by the relatively higher real estate, operating and selling expenses (including preopening, startup and advertising expenses) typically associated with stores in the California market. The resulting effect on net income, however, may be partially offset, depending upon competitive conditions, by the generally higher gross profit margins expected in that market as stores mature.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $27.0 million during the first quarter of 1994. Working capital was $140.3 million at April 2, 1994, a decrease of $20.1 million compared to January 1, 1994.

During the quarter, cash provided by operating activities was affected by a prepayment of health and medical expenses, a decrease in accrued payroll and related benefits and an increase in accounts payable, resulting in net cash provided by operations of $27.7 million.

Cash used in investing activities was $40.1 million for the first quarter of 1994 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $110 million during the remainder of 1994 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures will depend upon a number of factors.

Cash used in financing activities totaled $14.1 million for the first quarter of 1994 as a result of payments on long-term debt. At the end of 1993, the Company completed a sale/leaseback transaction which increased cash and cash equivalents at the end of the year. The proceeds from the sale/leaseback will be used to finance 1994 store expansion, cash management efforts, and normal cash activities.

Management believes that the financial resources available to it, including proceeds from sale/leaseback transactions, amounts available under existing and future bank lines of credit, additional long-term financings, and internally generated funds, will be sufficient to meet planned capital expansion and working capital requirements for the foreseeable future, including debt and lease servicing requirements. The Company may, however, use additional sources of funds for such purposes, including the issuance of debt or equity securities and leasing rather than owning buildings and equipment.


                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(b) A report on Form 8-K was filed with the Securities and Exchange Commission on March 25, 1994 describing under Item 7, "Financial Statements and Exhibits" the documents filed in connection with, and incorporated by reference into the Registration Statement on Form S-3 (File No. 33-51097) as declared effective on January 26, 1994, relating to Pass Through Certificates.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                           (Registrant)



Date:  5/6/94                     /s/Matthew G. Tezak
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)