Form 10-Q
period 1994-07-02
SMITHS FOOD & DRUG CENTERS INC
filed 1994-08-04
CIK 850309

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  July 2, 1994  (thirteen weeks)

                               or

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


Number of shares outstanding of each class of common stock as of July 2,
1994:
                              Class A  12,357,094
                              Class B  15,267,623

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended July 2, 1994 and July
               3, 1993 and the twenty-six weeks ended July
               2, 1994 and July 3, 1993                                3

               Consolidated Balance Sheets as of
               July 2, 1994 and January 1, 1994                        4

               Consolidated Statements of Cash Flows for
               the twenty-six weeks ended July 2, 1994 and
               July 3, 1993                                            5

               Notes to Consolidated Financial Statements              6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations           7

PART II.  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote
               of Securities Holders                                   9

       Item 6. Exhibits and Reports on Form 8K                         9

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                        Thirteen     Thirteen     Twenty-Six   Twenty-Six
                      Weeks Ended  Weeks Ended   Weeks Ended  Weeks Ended
                        July 2,      July 3,       July 2,      July 3,
                          1994         1993          1994         1993

Net sales              $748,328     $705,520     $1,502,108  $1,393,759
Cost of goods sold      583,628      542,982      1,174,691   1,070,871
                        --------     --------     ----------  ----------
                        164,700      162,538        327,417     322,888

Expenses:
  Operating, selling and
    administrative      110,641      109,740        223,889     218,213
  Depreciation and
    amortization         21,745       18,962         42,457      36,987
  Interest               12,727       10,837         25,930      21,582
                        --------     --------     ----------  ----------
                        145,113      139,539        292,276     276,782
        INCOME BEFORE
         INCOME TAXES    19,587       22,999         35,141      46,106
                        --------     --------     ----------  ----------
Income taxes              7,700        9,000         13,900      18,100
                        --------     --------     ----------  ----------
           NET INCOME  $ 11,887     $ 13,999     $   21,241  $   28,006
                        ========     ========     ==========  ==========
Net income per share of
  Common Stock         $    .41     $    .46     $      .72  $      .92
                        ========     ========     ==========  ==========
Dividends paid per share
  of Common Stock      $    .13     $    .13     $      .26  $      .26
                        ========     ========     ==========  ==========

Average number of common
  shares outstanding
  (In thousands)         28,650       30,318         29,271      30,379
                        ========     ========     ==========  ==========



See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in thousands)

                                               July 2,       January 1,
                                                 1994           1994
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $    22,337    $    61,921
  Rebates and accounts receivable               17,125         20,838
  Inventories                                  365,312        377,939
  Prepaid expenses and deposits                 35,266         19,634
                                            -----------    -----------
                    TOTAL CURRENT ASSETS       440,040        480,332

PROPERTY AND EQUIPMENT
  Land                                         303,749        282,469
  Buildings                                    590,416        582,775
  Leasehold improvements                        37,552         38,866
  Fixtures and equipment                       553,836        538,882
                                            -----------    -----------
                                             1,485,553      1,442,992
  Less allowances for depreciation
    and amortization                           315,621        284,363
                                            -----------    -----------
                                             1,169,932      1,158,629
OTHER ASSETS                                    18,374         15,347
                                            -----------    -----------
                                            $1,628,346     $1,654,308
                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                    $  202,000     $  185,225
  Accrued sales and other taxes                 47,228         38,763
  Accrued payroll and related benefits          72,314         73,467
  Current maturities of long-term debt          18,215         21,473
  Current maturities of
    Redeemable Preferred Stock                     629          1,046
                                            -----------    -----------
               TOTAL CURRENT LIABILITIES       340,386        319,974

LONG-TERM DEBT, less current maturities        682,176        704,014

DEFERRED INCOME TAXES                           86,800         82,700

REDEEMABLE PREFERRED STOCK, less
  current maturities                             5,423          5,423

COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share: Authorized 20,000,000 shares;
    issued and outstanding, 12,357,094 shares
    in 1994 and 12,617,445 shares in 1993          123            126
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued
    17,604,917 shares in 1994 and 17,344,566
    shares in 1993                                 176            173
  Additional paid-in capital                   285,210        285,482
  Retained earnings                            272,997        259,399
                                            -----------    -----------
                                               558,506        545,180
  Less Treasury Shares at cost (2,337,294
    shares in 1994 and 95,718 shares in 1993)   44,945          2,983
                                            -----------    -----------
                                               513,561        542,197
                                            -----------    -----------
                                            $1,628,346     $1,654,308
                                            ===========    ===========
See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                Twenty-Six     Twenty-Six
                                               Weeks Ended    Weeks Ended
                                                 July 2,        July 3,
                                                   1994           1993
OPERATING ACTIVITIES:
  Net income                                    $21,241        $ 28,006
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization (including
        amounts charged to cost of goods sold)   45,396          39,421
      Deferred income taxes                       4,300           6,300
      Other                                         289             342
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable         3,713            (868)
          Inventories                            12,627           8,283
          Prepaid expenses and deposits         (15,832)        (25,071)
          Trade accounts payable                 16,775         (27,437)
          Accrued sales and other taxes           8,465          13,515
          Accrued payroll and related benefits   (1,153)         (2,864)
                                                 -------        --------
        CASH PROVIDED BY OPERATING ACTIVITIES    95,821          39,627

INVESTING ACTIVITIES:
  Additions to property and equipment           (77,206)       (153,601)
  Sale/leaseback arrangements and
    other property sales                         20,507           2,114
  Other                                          (3,027)            527
                                                 -------        --------
            CASH USED IN INVESTING ACTIVITIES   (59,726)       (150,960)

FINANCING ACTIVITIES:
  Additions to long-term debt                                   130,000
  Payments on long-term debt                    (25,096)         (9,473)
  Redemptions of Preferred Stock                   (417)           (414)
  Purchases of Treasury Stock                   (46,058)         (8,408)
  Proceeds from sale of Treasury Stock            3,535           4,843
  Payment of dividends                           (7,643)         (7,764)
                                                 -------        --------
                   CASH PROVIDED BY (USED IN)
                         FINANCING ACTIVITIES   (75,679)        108,784
                                                 -------        --------
                              NET DECREASE IN
                    CASH AND CASH EQUIVALENTS   (39,584)         (2,549)
Cash and cash equivalents at beginning of year   61,921          15,526
                                                 -------        --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD   $22,337        $ 12,977
                                                ========       =========



See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 2, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended January 1, 1994.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased 6.1% in the second quarter of 1994 to $748 million compared to $706 million for the same period last year. For the first twenty-six weeks of 1994 net sales increased to $1.50 billion from $1.39 billion for the first half of last year, an increase of 7.8%. Same store sales decreased 3.1% compared with the prior year's second quarter. However, the second quarter of 1993 included Easter sales. In 1994 Easter fell in the first quarter. Adjusting for Easter, the decrease in same store sales was estimated at 1.9%. Same store sales decreased 1.8% compared to the first six months of the prior year. The decrease in same store sales was mainly caused by weakened sales in Southern California due to the continuing recession and intense price competition in this new market, new store openings by competitors in many of the Company's major markets and heavy price competition in Utah resulting from the Company's very aggressive pricing program. To the extent these conditions persist, the weakness in same store sales may continue.

The Company opened four large combination food and drug centers in Palmdale, Paramount, Redondo Beach and Santee, California in the first quarter and one large combination food and drug center in Cerritos, California in the second quarter of 1994. At July 2, 1994, the Company operated 134 stores totaling 8.9 million square feet compared to 121 stores totaling 7.8 million square feet at the end of the prior year's second quarter. In the remainder of 1994, the Company currently expects to open up to seven stores in the fourth quarter totaling approximately 434,000 square feet, including three stores in Southern California and three stores in New Mexico.

Gross margins decreased to 22.0% during the second quarter of 1994 from 23.0% during the same period last year. For the first twenty-six weeks of 1994 gross margins decreased to 21.8% compared to 23.2% for the same period last year. These decreases were caused primarily by the Company's aggressive Utah pricing program, which commenced in July 1993. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their respective markets. The pretax LIFO charge was $1.5 million for the second quarter of 1994 compared to $750,000 for the same period last year and $3.0 million for the first six months of 1994 compared to $1.5 million for the same period last year.

Operating, selling and administrative expenses as a percentage of net sales decreased to 14.8% during the second quarter of 1994 from 15.6% during the second quarter of 1993. For the first half of the year compared to last year, operating, selling and administrative expenses decreased to 14.9% from 15.7%. These decreases, resulting primarily from the Company's program to reduce operating costs, are somewhat offset by the higher operating costs associated with continued expansion into Southern California.

Depreciation and amortization expenses increased 14.7% for the second quarter and 14.8% for the first half of 1994 compared to the same respective period last year due to the increase in the number of new and larger combination stores and the new distribution center completed at the end of 1993, in Riverside, California.

Interest expense increased 17.4% in the second quarter and 20.1% for the first half of 1994 compared to the same respective periods last year due to an increase in the average interest rate caused by the refinancing in 1993 of revolving credit indebtedness with long-term unsecured debt and a net increase in the weighted average borrowings for the period.

The Omnibus Budget Reconciliation Act of 1993 enacted during the third quarter of 1993 increased the Company's Federal Tax rate. As a result of the increased tax rate, net income for the second quarter of 1994 was reduced by $220,000 or $.01 per common share and $410,000 or $.01 for the first six months of 1994. The effective tax rate, including state income taxes, for the remainder of 1994 is expected to approximate 40%.

Net income decreased in the second quarter of 1994 to $11.9 million or $.41 per common share compared to $14.0 million or $.46 per common share reported for the same period last year. For the first half of 1994, net income decreased to $21.2 million or $.72 per common share compared to $28.0 million or $.92 for this same period last year. The reduction in net income can be attributed primarily to continuing pressure from opening new stores in the depressed and competitive Southern California market, the effect of new store openings by competitors and the Company's very aggressive pricing program in the Utah market. These pressures may continue to depress earnings in the future. The Company currently operates 31 large combination food & drug stores in Southern California.

Net income may also be affected by the relatively higher real estate, operating and selling expenses (including preopening, startup and advertising expenses) typically associated with stores in the Southern California market. The resulting effect on net income, however, may be partially offset, depending upon competitive conditions, by the generally higher gross profit margins expected in that market as stores mature.

Liquidity and Capital Resources

Cash and cash equivalents decreased $39.6 million during the first half of 1994. Working capital was $99.7 million at July 2, 1994, a decrease of $60.7 million compared to January 1, 1994.

During the first half of 1994, cash provided by operating activities was affected by a prepayment of health and medical expenses, a decrease in inventories and a decrease in accounts payable, resulting in net cash provided by operations of $95.8 million.

Cash used by investing activities was $59.7 million for the first half of 1994 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $80 million during the remainder of 1994 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures will depend upon a number of factors.

Cash used in financing activities totaled $75.7 million for the first half of 1994 as a result of open market repurchases of the Company's Common Stock and payments on long-term debt . At the end of 1993, the Company completed a sale/leaseback transaction which increased cash and cash equivalents at the end of the year. The proceeds from the sale/leaseback will be used to finance 1994 store expansion and general working capital purposes.

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

                  PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on April 26, 1994, the stockholders elected as directors the following:

                              VOTES            VOTES          BROKER
NAME                           FOR            WITHHELD      NON-VOTES

Jeffrey P. Smith            309,280,097         39,855         -0-
Richard D. Smith            309,280,097         39,855         -0-
Robert D. Bolinder          309,280,397         39,555         -0-
Kenneth A. White            309,280,397         39,555         -0-
DeLonne Anderson            309,241,397         78,555         -0-
Rodney H. Brady             309,280,397         39,555         -0-
Alan R. Hoefer              309,280,297         39,655         -0-
Allen P. Martindale         309,280,397         39,555         -0-
Duane V. Peters             309,280,397         39,555         -0-
Ray V. Rose                 309,280,397         39,555         -0-
Fred L. Smith               309,279,997         39,955         -0-
Sean D. Smith               309,239,397         80,555         -0-
Douglas J. Tigert           309,280,297         39,655         -0-

In addition, the stockholders approved the Corporation's bonus program with respect to the Corporation's executive officers which provides for the payment of cash bonuses based upon certain financial performance measures (with 302,266,696 affirmative votes, 605,718 negative votes, 6,447,538 abstentions and zero broker non-votes).

The stockholders also, ratified the appointment of Ernst & Young as the Corporation's independent auditors for 1994 (with 302,761,467 affirmative votes, 85,430 negative votes, 6,473,055 abstentions and zero broker non-votes).


Item 6.  Exhibits and Reports on Form 8-K

 (b)  There were no reports on Form 8-K filed during the second quarter.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMITH'S FOOD & DRUG CENTERS, INC.
                                         (Registrant)



Date:       8/3/94                /s/Matthew G. Tezak
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)