Form 10-Q
period 1994-10-01
SMITHS FOOD & DRUG CENTERS INC
filed 1994-11-07
CIK 850309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                _________________

                                    FORM 10-Q


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

        For the quarterly period ended  October 1, 1994  (thirteen weeks)

                               or

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


Number of shares outstanding of each class of common stock as of October 1,
1994:
                              Class A  12,330,964
                              Class B  14,361,297

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended October 1, 1994 and
               October 2, 1993 and the thirty-nine weeks ended
               October 1, 1994 and October 2, 1993               3

               Consolidated Balance Sheets as of
               October 1, 1994 and January 1, 1994               4

               Consolidated Statements of Cash Flows for
               the thirty-nine weeks ended October 1, 1994 and
               October 2, 1993                                   5

               Notes to Consolidated Financial Statements        6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations    7

PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8K                  8

                          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                        Thirteen    Thirteen    Thirty-Nine  Thirty-Nine
                        Weeks Ended Weeks Ended Weeks Ended  Weeks Ended
                        October 1,  October 2,  October 1,   October 2,
                          1994        1993         1994         1993
Net sales               $725,360    $686,747    $2,227,468   $2,080,506
Cost of goods sold       561,815     535,521     1,736,506    1,606,392
                        ---------   ---------   -----------  -----------
                         163,545     151,226       490,962      474,114
Expenses:
  Operating, selling and
    administrative       105,174     103,474       329,063      321,687
  Depreciation and
    amortization          22,750      19,850        65,207       56,837
  Interest                13,480      10,591        39,410       32,173
                        ---------   ---------   -----------  -----------
                         141,404     133,915       433,680      410,697
         INCOME BEFORE
          INCOME TAXES    22,141      17,311        57,282       63,417
Income taxes               8,800       9,400        22,700       27,500
                        ---------   ---------   -----------  -----------
            NET INCOME  $ 13,341    $  7,911    $   34,582   $   35,917
                        =========   =========   ===========  ===========
Net income per share of
  Common Stock          $    .48    $    .26    $     1.20   $     1.19
Dividends paid per share
  of Common Stock       $    .13    $    .13    $      .39   $      .39
Average number of common
  shares outstanding
  (In thousands)          27,583      30,086        28,761       30,297



See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in thousands)

                                                October 1,  January 1,
                                                   1994        1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   17,340  $   61,921
  Rebates and accounts receivable                   19,509      20,838
  Inventories                                      366,165     377,939
  Prepaid expenses and deposits                     21,085      19,634
                                                ----------  ----------
                        TOTAL CURRENT ASSETS       424,099     480,332
PROPERTY AND EQUIPMENT
  Land                                             296,887     282,469
  Buildings                                        604,317     582,775
  Leasehold improvements                            42,673      38,866
  Fixtures and equipment                           570,215     538,882
                                                ----------  ----------
                                                 1,514,092   1,442,992
  Less allowances for depreciation
    and amortization                               339,776     284,363
                                                ----------  ----------
                                                 1,174,316   1,158,629
                                                ----------  ----------
OTHER ASSETS                                        22,360      15,347
                                                ----------  ----------
                                                $1,620,775  $1,654,308
                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                        $  204,873  $  185,225
  Accrued sales and other taxes                     47,319      38,763
  Accrued payroll and related benefits              76,494      73,467
  Current maturities of long-term debt              18,331      21,473
  Current maturities of Redeemable
    Preferred Stock                                    629       1,046
                                                ----------  ----------
                   TOTAL CURRENT LIABILITIES       347,646     319,974
LONG-TERM DEBT, less current maturities            676,847     704,014
DEFERRED INCOME TAXES                               88,625      82,700
REDEEMABLE PREFERRED STOCK, less
  current maturities                                 5,423       5,423
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par
    value $.01 per share: Authorized
    20,000,000 shares; issued and outstanding,
    12,330,964 shares in 1994 and 12,617,445
    shares in 1993                                     123         126
  Class B Common Stock, par value $.01 per
    share:  Authorized 100,000,000 shares;
    issued 17,631,047 shares in 1994 and
    17,344,566 shares in 1993                          176         173
  Additional paid-in capital                       285,268     285,482
  Retained earnings                                282,741     259,399
                                                ----------  ----------
                                                   568,308     545,180
  Less Treasury Shares at cost (3,269,750
    shares in 1994 and 95,718 shares in 1993)       66,074       2,983
                                                ----------  ----------
                                                   502,234     542,197
                                                ----------  ----------
                                                $1,620,775  $1,654,308
                                                ==========  ==========

See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                           Thirty-Nine  Thirty-Nine
                                           Weeks Ended  Weeks Ended
                                           October 1,   October 2,
                                             1994         1993
OPERATING ACTIVITIES:
  Net income                               $ 34,582     $ 35,917
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization
        (including amounts charged to
        cost of goods sold)                  69,566       60,490
      Deferred income taxes                   9,100        9,600
      Other                                     460          364
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable     1,329         (260)
          Inventories                        11,774       (3,112)
          Prepaid expenses and deposits      (4,626)     (13,462)
          Trade accounts payable             19,648       (1,082)
          Accrued sales and other taxes       8,556       12,239
          Accrued payroll and related
           benefits                           3,027        1,612
                                           --------     --------
  CASH PROVIDED BY OPERATING ACTIVITIES     153,416      102,306
INVESTING ACTIVITIES:
  Additions to property and equipment      (106,156)    (230,993)
  Sale/leaseback arrangements and other
    property sales                           20,903        2,103
  Other                                      (7,013)         589
                                           --------     --------
      CASH USED IN INVESTING ACTIVITIES     (92,266)    (228,301)
FINANCING ACTIVITIES:
  Additions to long-term debt                            155,000
  Payments on long-term debt                (30,309)     (15,472)
  Redemptions of Preferred Stock               (417)        (414)
  Purchases of Treasury Stock               (68,584)      (9,556)
  Proceeds from sale of Treasury Stock        4,820        5,824
  Payment of dividends                      (11,241)     (11,647)
                                           --------     --------
             CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES    (105,731)     123,735
                                           --------     --------
                        NET DECREASE IN
              CASH AND CASH EQUIVALENTS     (44,581)      (2,260)
Cash and cash equivalents at beginning
  of year                                    61,921       15,526
                                           --------     --------
              CASH AND CASH EQUIVALENTS
                       AT END OF PERIOD    $ 17,340     $ 13,266
                                           ========     ========

See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 1, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended January 1, 1994.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased 5.6% in the third quarter of 1994 to $725 million compared to $687 million for the same period last year. For the first nine months of 1994 net sales increased to $2.23 billion from $2.08 billion for the same period last year, an increase of 7.1%. Same store sales decreased 3.0% compared with the prior year's third quarter and decreased 2.2% compared to the first nine months of the prior year. The decrease in same store sales was mainly caused by weakened sales in Southern California due to the continuing recession and intense price competition in this market and new store openings by competitors in many of the Company's major markets. To the extent these conditions persist, the weakness in same store sales may continue.

During the first thirty-nine weeks of fiscal 1994, the Company opened five large combination food and drug centers, all in Southern California. At October 1, 1994, the Company operated 134 stores totaling 8.9 million square feet compared to 121 stores totaling 7.8 million square feet at the end of the prior year's third quarter. During the quarter the Company determined to slow the rate of expansion into California to give operating management an opportunity to focus on the performance of the 31 stores currently operating there. In the fourth quarter of fiscal 1994, the Company currently expects to complete construction of seven additional stores including three stores in New Mexico, two stores in Nevada and two stores in Southern California, totaling approximately 433,000 square feet. To avoid problems associated with opening stores during the Christmas season, some of the grand openings for these completed stores may be held in January, 1995. During 1995, emphasis will be placed on opening new stores in markets including Arizona, New Mexico, Nevada and Utah. The Company also anticipates that future stores will range in size from 54,000 to 66,000 square feet compared to approximately 75,000 square feet for new stores opened in recent years. These new combination food & drug centers will have many of the same attributes and product selections as the larger stores.

Gross margins as a percentage of net sales increased to 22.5% during the third quarter of 1994 from 22.0% during the same period last year. This increase is due primarily to a lessening of the pricing competition initiated by the aggressive Utah pricing program and reduced charges for inventory shrinkage.. For the first thirty-nine weeks of 1994, gross margins as a percentage of net sales decreased to 22.0% compared to 22.8% for the same period last year. This decrease is due primarily to the Company's aggressive Utah pricing program, which commenced in July 1993. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their respective markets. The pretax LIFO charge was $750,000 for the third quarter of 1994, the same as the third quarter last year, and $3.75 million for the first nine months of 1994 compared to $2.25 million for the same period last year.

Operating, selling and administrative expenses as a percentage of net sales decreased to 14.5% during the third quarter of 1994 from 15.1% during the third quarter of 1993. For the first nine months of the year compared to last year, operating, selling and administrative expenses as a percentage of net sales decreased to 14.8% from 15.5%. These decreases resulted primarily from the Company's program to reduce operating costs.

Depreciation and amortization expenses increased 14.6% for the third quarter and 14.7% for the first nine months of 1994 compared to the same respective periods last year due to the increase in the number of new and larger combination stores and the new distribution center which was completed at the end of 1993.

Interest expense increased 27.3% in the third quarter and 22.5% for the first nine months of 1994 compared to the same respective periods last year. These increases were due to a reduction in capitalized interest as a result of the slowed expansion in California and an increase in the average interest rate caused by the refinancing in 1993 of revolving credit indebtedness with long-term unsecured debt.

Income tax expense in 1993 was affected by an increased tax rate in the third quarter of that year. As a result, net income for the third quarter of 1993 was reduced by $2,600,000 or $.09 per common share. The effective tax rate, including state income taxes, is expected to approximate 40% in 1994.



Liquidity and Capital Resources

Cash and cash equivalents decreased $44.6 million during the first thirty-nine weeks of 1994. Working capital was $76.5 million at October 1, 1994, a decrease of $83.9 million compared to January 1, 1994.

During the first thirty-nine weeks of 1994, cash provided by operating activities was affected by a decrease in inventories and an increase in accounts payable, resulting in net cash provided by operations of $153.4 million.

Cash used by investing activities was $92.3 million for the first thirty-nine weeks of 1994 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $40 million during the remainder of 1994 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures will depend upon a number of factors.

Cash used in financing activities totaled $105.7 million for the first thirty-nine weeks of 1994 as a result of open market repurchases of the Company's Common Stock and payments on long-term debt. At the end of 1993, the Company completed a sale/leaseback transaction which increased cash and cash equivalents at the end of the year. The proceeds from the sale/leaseback have been used to finance 1994 store expansion and general working capital purposes.

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


                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a) The exhibit listed in the accompanying index to exhibits is filed as part of the Form 10-Q.

 (b)  There were no reports on Form 8-K filed during the third quarter.

                                INDEX TO EXHIBITS

Exhibit
 Number              Document

10.18 Amendment 1, dated as of September 2, 1994, to Revolving Credit Agreement, dated as of October 15, 1993, between the Company and Credit Suisse (which was filed as exhibit 10.9 to the Company's report on Form 10-K for the year ended January 1, 1994).

10.19 Amendment 1, dated as of September 26, 1994, to Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (which was filed as exhibit 10.16 to the Company's report on Form 10-K for the year ended January 1, 1994).

27               Financial Data Schedule

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SMITH'S FOOD & DRUG CENTERS, INC.
                                         (Registrant)



Date: 11/07/94                   /s/Matthew G. Tezak
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)