Form 10-K
SMITHS FOOD & DRUG CENTERS INC
filed 1995-03-30
CIK 850309

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


				FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended  December 31, 1994 (fifty-two weeks)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the Class B Common Stock on February 28, 1995: $411,279,332

Number of shares outstanding of each class of common stock as of February 28, 1995:
			  Class A  12,008,270     Class B  13,021,425


		   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement dated March 24, 1995 for the Annual Meeting of Stockholders to be held on April 25, 1995 are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

			TABLE OF CONTENTS





PART I                                                            3
     Item 1. Business                                             3
     Item 2. Properties                                           5
     Item 3. Legal Proceedings                                    6
     Item 4. Submission of Matters to a Vote of Security
     Holders                                                      6

PART II........                                                   6
     Item 5. Market for the Registrant's Common Equity and
     Related
	     Stockholder Matters                                  6
     Item 6. Selected Financial Data                              7
     Item 7. Management's Discussion and Analysis of
     Financial
	     Condition and Results of Operations                  7
     Item 8. Financial Statements and Supplementary Data          7
     Item 9. Changes in and Disagreements With Accountants
     on
	     Accounting and Financial Disclosure                  7

PART III                                                          7
     Item 10. Directors and Executive Officers of the
     Registrant                                                   7
     Item 11. Executive Compensation                              8
     Item 12. Security Ownership of Certain Beneficial
     Owners and
	      Management                                          8
     Item 13. Certain Relationships and Related Transactions      8

PART IV                                                           9
     Item 14. Exhibits, Financial Statement Schedules, and
     Reports
	      on Form 8-K                                         9
			     PART I

Item 1. Business

Smith's Food & Drug Centers, Inc. (the "Company") is a leading regional supermarket and drug store chain operating in the Intermountain, Southwestern, and Southern California regions of the United States. As of December 31, 1994 the Company operated 137 stores in Arizona, California, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. The Company was founded in 1948 and reincorporated under Delaware law in 1989. The Company's Class B Common Stock is traded on the New York Stock Exchange under the symbol "SFD".

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

The average size of the Company's food and drug centers opened during fiscal 1994 was 72,700 square feet. The Company's food and drug centers currently being opened range in size from approximately 54,000 to 81,000 square feet per store, and future stores are expected to range in size from 54,000 to 66,000 square feet per store, depending on site constraints and the number and size of competing stores in relation to the population of the market area being served. In order to respond to changing consumer needs, the Company continually refines its store configurations and layouts. The Company's 137 stores at December 31, 1994 consisted of 123 large combination food and drug centers averaging 69,600 square feet, 12 superstores averaging 40,500 square feet and two conventional stores averaging 26,000 square feet.

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

The Company's primary focus in existing markets has been on increasing sales volume by offering customers low prices and quality customer service combined with specifically designed marketing programs. The Company also has focused on increasing sales volume by opening new stores in existing and adjacent markets. During 1994, the Company opened eight combination stores in the following states: six in California, one in New Mexico, and one in Nevada. The Company's expansion into Southern California was intentionally slowed to fine-tune and improve the operation of the 32 stores opened there during the past three years. Emphasis of future expansion will be in other states where the Company operates. The Company currently plans to open 14 to 16 new stores in 1995, five of which were opened during the first two months of 1995. These new stores will primarily be located in Arizona, Nevada, and New Mexico.

Operations

The Company operates two major regions. Region I consists of 105 stores in Arizona, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. Region II consists of 32 stores in Southern California. The regions are divided into nine geographic districts ranging from 12 to 17 stores each. The regions and districts are staffed with operational managers who are given as much autonomy as possible while retaining the advantages of central control and economies of scale over accounting, real estate, legal and data processing functions. This operational autonomy enables operating management to react quickly to local market circumstances and gain competitive advantages as local conditions change. District and store managers are responsible for most aspects of store operations.

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

The Company engages in aggressive price competition in each market that it serves and monitors its market share in those markets through internal research which is updated on a regular basis. As the Company continues to move into new market areas, it anticipates significant competitive pressure on its operating margins in those markets.

Purchasing, Distribution and Processing

The Company operates approximately 4.2 million square feet of distribution and processing facilities. Central distribution facilities in Salt Lake City and Layton, Utah; Tolleson, Arizona; and Riverside, California supply products to all of the Company's stores. The Company also operates produce warehouses located in Albuquerque, New Mexico and Ontario, California. The Company's processing facilities located in Layton, Utah produce a variety of products under the Company's private labels for distribution to Company stores. The Company's automated frozen dough plant produces frozen bakery goods for final baking at in-store bakeries. The Company's cultured dairy products plant produces sour cream, yogurt, cottage cheese and chip dip products. The Company's ice cream processing plant supplies all stores with Smith's private label ice cream. The Company's dairy plants located in Layton, Tolleson and Riverside process a variety of milk, milk products and fruit beverages.

The Company purchases significant levels of selected products, typically fast moving inventory items, on a forward purchase basis in order to secure lower prices or to take advantage of special buying opportunities. Forward purchasing exposes the Company to risks of possible decreases in product pricing during the time held in stock, changes in demand for such product and increases in the costs of financing inventory.

The Company transports food and merchandise from its distribution centers through a Company-owned fleet of tractors and trailers which primarily serve nearby stores and through common carriers for stores located at greater distances.
Employees

The Company has over 19,000 employees. Approximately half of the Company's employees are nonunionized. Nearly all of the Company's employees in California are unionized. The Company's unionized employees work under 20 collective bargaining agreements with local labor unions. Ten of these collective bargaining agreements are currently subject to renegotiation or will become subject to renegotiation during 1995. There can be no assurance that such agreements will be renewed or that the terms of any such renewal will be similar to the terms of existing agreements. Management of the Company believes that it will be able to renew such agreements on terms acceptable to the Company. If it is unable to do so, there could be a material adverse effect on the Company's operations.

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


Item 2. Properties

At December 31, 1994, the Company operated 137 stores located in eight states. Of the 137 stores, the Company owned 100 with the remainder leased from third parties. The following is an analysis of the Company's store properties by state at December
31, 1994:

	       State          Owned   Leased Total
	       Utah              29      5     34
	       California        20     12     32
	       Arizona           21      3     24
	       Nevada             7     10     17
	       New Mexico        12      4     16
	       Idaho              4      1      5
	       Wyoming            3      2      5
	       Texas              4      0      4
	       Total            100     37    137

The Company leases or subleases 37 of its operating stores under leases expiring between 1997 and 2024. Eleven of the Company-owned stores are situated on property which is ground-leased, in whole or in part, from third parties under leases expiring between 2007 and 2040. In most cases, such building and ground leases are subject to customary renewal options.

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


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.



			     PART II


Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Class B Common Stock is listed on the New York
Stock Exchange under the symbol "SFD". The following table shows the high and low sales prices per share for all quarters of fiscal 1993 and 1994:

				   High       Low
	  Fiscal 1993
	   First Quarter         $37 1/4   $31
	   Second Quarter         33 1/4    23 5/8
	   Third Quarter          26 1/2    20
	   Fourth Quarter         22 1/2    19

	  Fiscal 1994
	   First Quarter          24 1/8    20 1/8
	   Second Quarter         22        18 1/8
	   Third Quarter          24 3/4    18 1/2
	   Fourth Quarter         26 3/4    22 5/8


As of February 28, 1995 there were 271 Class A Common
Stockholders and 1,247 Class B Common Stockholders of record.
There are numerous stockholders who hold their Class B Common
Stock in the "street name" of their various stock brokerage houses.

Cash dividends of $.13 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1994, totaling $.52 per common share for fiscal 1994.
Cash dividends of $.13 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1993, totaling $.52 per common share for fiscal 1993. The Board of Directors has approved a quarterly cash dividend of $.15 per common share commencing in the first quarter of fiscal 1995, which, if continued, would total $.60 per common share for fiscal 1995.


Item 6. Selected Financial Data

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended December 31, 1994 on the schedule entitled "Five Year Summary of Selected Financial and Operating Data" which information is attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended December 31, 1994 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is attached as part of Exhibit
13.1 hereto and incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company included in the Annual Report to Stockholders for the fiscal year ended
December 31, 1994 are attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



			    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and certain executive officers of the Company is included in the Company's Proxy Statement dated March 24, 1995 under the caption "Election of Directors," and "Other Matters -- Compliance with Section 16(a) of the Exchange Act," which information is incorporated herein by reference. The following sets forth certain information with regard to other executive officers of the Company:

J. Craig Gilbert, age 47, has served as Senior Vice President, Regional Manager, Region I since 1993. From 1992 to 1993 he served as Senior Vice President, Regional Manager, Southwest Region. From 1991 to 1992 he was Vice President, Regional Manager, Southwest Region and from 1985 to1991 he served as Vice President, Sales and Merchandising, Intermountain Region.

James W. Hallsey, age 52, rejoined Smith's in 1994 as Senior Vice President, Special Projects after serving much of 1994 as Senior Vice President at McKesson Drug Company, a pharmacy company. In 1993, he retired as a director (a capacity in which he served since 1985) and Senior Vice President, Corporate Nonfoods Director (a capacity in which he served since 1992). From 1980 to 1992, he served as Vice President, Corporate Nonfoods Director of the Company.

Matthew G. Tezak, age 39, became Senior Vice President and Chief Financial Officer in 1993. He served as Senior Vice President, Finance and Treasurer from 1992 to 1993 and Vice President, Finance and Treasurer from 1987 to 1992. Mr. Tezak, a certified public accountant, joined the Company in 1979 as Assistant Controller.

Larry R. McNeill, age 53, has served as Senior Vice President,
Corporate Development since 1992. Mr. McNeill joined the Company in 1979 as Vice President, Corporate Development.

Richard C. Bylski, age 55, has served as Senior Vice President,
Human Resources since 1992.  He served as Vice President, Human
Resources of the Company since 1979.

Michael C. Frei, age 48, joined the Company in March 1990 as Senior Vice President, General Counsel and Corporate Secretary. Prior to that time, Mr. Frei served as Vice President and General Counsel of Price Development Company, a commercial real estate developer, since 1981.

Fred F. Urbanek, age 59, has served as Senior Vice President,
Facility Engineering since 1992.  He served as Vice President,
Facility Engineering of the Company since 1985.

The Company's executive officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed.


Item 11. Executive Compensation

Information concerning Executive Compensation is included in the Company's Proxy Statement dated March 24, 1995 under the caption "Executive Compensation" which information is incorporated herein by reference (other than information under the sub captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph", which shall not be deemed to be incorporated by reference herein.).


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Information concerning Security Ownership of Certain Beneficial
Owners and Management is included in the Company's Proxy
Statement dated March 24, 1995 under the caption "Security
Ownership of Certain Beneficial Owners and Management" which information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Information concerning Certain Relationships and Related
Transactions is included in the Company's Proxy Statement dated
March 24, 1995 under the caption "Certain Transactions" which information is incorporated herein by reference.


			   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)  Documents filed as part of this report:

    1. Financial Statements:

	   The following consolidated financial statements of the Company and its subsidiaries and the Report of Ernst & Young LLP, Independent Auditors, included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated herein by reference:

	    Consolidated Statements of Income--fiscal years ended
	    December 31, 1994, January 1, 1994, and January 2, 1993

	    Consolidated Balance Sheets--December 31, 1994 and
	    January 1, 1994

	    Consolidated Statements of Common Stockholders' Equity-- fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993

	    Consolidated Statements of Cash Flows--fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993

	    Notes to Consolidated Financial Statements

	    Report of Ernst & Young LLP, Independent Auditors

    2. Financial Statement Schedules:

       None

    3. Exhibits:

       The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of the Form 10-K.

(b)  Reports on Form 8-K:

      There were no reports filed on Form 8-K during the fourth quarter of fiscal 1994.

			    INDEX TO EXHIBITS
			       (Item 14(a))

    Exhibit
     Number               Document

      3(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's
	   Registration Statement on Form S-1
	   (Commission File No. 33-28698) which became effective on June 21, 1989).

     3(ii) By-laws of the Company (incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-
	   1 (Commission File No. 33-28698) which
	   became effective on June 21, 1989).

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

       4.4 Form of Pass Through Certificate
	   (included in Exhibit 4.3).

     *10.1 Amended and Restated 1989 Stock Option Plan
	   (incorported by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

     *10.2 First Amendment to the Amended and Restated
	   1989 Stock Option Plan (Exhibit 10.1) dated as of February 7, 1995.

     *10.3 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company's
	   Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

     *10.4 First Amendment to the 1993 Employee Stock
	   Purchase Plan (Exhibit 10.3) dated as of
	   August 2, 1993 (incorported by reference to Exhibit 10.3 of the Company's Annual
	   Report on Form 10-K for the fiscal year
	   ended January 1, 1994).

     *10.5 Employees' Profit Sharing Plan and Trust, as amended and restated as of July 27, 1982
	   (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective June 21, 1989).

     *10.6 Pension Plan of Employees, as amended and restated as of July 27, 1982 (incorporated by reference to Exhibit 10.5 of the Company's
	   Registration Statement on Form S-1
	   (Commission File No. 33-28698) which became effective on June 21, 1989).

      10.7 Employee Profit Sharing Plan dated as of
	   January 3, 1993, First Amendment dated
	   as of August 2, 1993 and Second Amendment dated as of January 27, 1994 (incorported by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

      10.8 Third Amendment to the Employee Profit
	   Sharing Plan (Exhibit 10.7) dated as of
	   November 1, 1994.

     *10.9 Forms of Supplemental Compensation
	   Agreements dated as of January 2, 1985,
	   and amended as of March 14, 1985, between the Company and certain executive officers
	   (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Commission File No.33-28698) which became effective on June 21, 1989).

     10.10 Revolving Credit Agreement, dated as of
	   January 31, 1995, between the Company
	   and Banco di Roma.

     10.11 Revolving Credit Agreement, dated as of
	   October 15, 1993, between the Company
	   and Credit Suisse (incorported by reference to Exhibit 10.9 of the Company's Annual
	   Report on Form 10-K for the fiscal year
	   ended January 1, 1994).

     10.12 Amendment 1, dated as of September 2, 1994, to Revolving Credit Agreement, dated as of October 15, 1993, between the Company and
	   Credit Suisse (incorporated by reference to Exhibit 10.18 of the Company's Form
	   10-Q for the third quarter ended
	   October 1, 1994).

     10.13 Loan Agreement Between the Company and a consortium of lenders dated May 1, 1992
	   (incorporated by reference to Exhibit
	   10.11 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 2, 1993).

     10.14 Loan Agreement between the Company and a consortium of lenders dated December 15, 1992 (incorporated by reference to Exhibit
	   10.12 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 2, 1993).

    *10.15 Form of Additional Retirement Benefit
	   Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

    *10.16 Form of Indemnification Agreement between the Company and its directors and officers
	   (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

     10.17 Revolving Credit Agreement, dated as of
	   June 28, 1993, between the Company and
	   Bank of America (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the second quarter ended July 3, 1993).

     10.18 Amendment 1, dated as of September 16, 1994, to Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the third quarter ended October 1, 1994).

     10.19 Loan Agreement between the Company and a consortium of lenders dated November 1, 1993 (incorporated by reference to Exhibit
	   10.17 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 1, 1994).

      13.1 Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994
	   (selected pages only).

      22.1 Subsidiaries of the Company (incorported by reference to Exhibit 22.1 of the Company's
	   Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

      23.1 Consent of Ernst & Young LLP,
	   Independent Auditors.

	27 Financial Data Schedule

* Indicates management contract or compensatory plan or arrangement.

			    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			      SMITH'S FOOD & DRUG CENTERS, INC.



Date:  March 24, 1995         By  /s/ Jeffrey P. Smith
				 Jeffrey P. Smith
				 Chairman of the Board of Directors
				 and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



	Signature                   Capacity              Date


    /s/ Jeffrey P. Smith     Chairman of the Board of    March 24, 1995
     Jeffrey P. Smith        Directors and Chief
			     Executive Officer
			     (Principal Executive
			     Officer)


   /s/  Richard D. Smith     Director                    March 24, 1995
      Richard D. Smith


   /s/ Robert D. Bolinder    Executive Vice President,   March 24, 1995
     Robert D. Bolinder      Corporate Planning and
			     Development; Director


    /s/ Matthew G. Tezak     Senior Vice President and   March 24, 1995
     Matthew G. Tezak        Chief Financial Officer
			     (Principal Financial and
			     Accounting Officer)


    /s/ Kenneth A. White     Senior Vice President and   March 24, 1995
     Kenneth A. White        Regional Manager,
			     Region II; Director


    /s/ DeLonne Anderson     Director                    March 24, 1995
     DeLonne Anderson


    /s/ Rodney H. Brady      Director                    March 24, 1995
     Rodney H. Brady


     /s/ Alan R. Hoefer      Director                    March 24, 1995
      Alan R. Hoefer


  /s/ Allen P. Martindale    Director                    March 24, 1995
   Allen P. Martindale


			     Director                    March 24, 1995
      Nicole Miller


      /s/ Duane Peters       Director                    March 24, 1995
       Duane Peters


      /s/ Ray V. Rose        Director                    March 24, 1995
       Ray V. Rose


			     Director                    March 24, 1995
   Stuart A. Rosenthal


     /s/ Fred L. Smith       Director                    March 24, 1995
      Fred L. Smith


     /s/ Sean D. Smith       Director                    March 24, 1995
      Sean D. Smith


  /s/ Douglas John Tigert    Director                    March 24, 1995
   Douglas John Tigert

			    INDEX TO EXHIBITS
			       (Item 14(a))

    Exhibit
     Number               Document

      3(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's
	   Registration Statement on Form S-1
	   (Commission File No. 33-28698) which became effective on June 21, 1989).

     3(ii) By-laws of the Company (incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-
	   1 (Commission File No. 33-28698) which
	   became effective on June 21, 1989).

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

       4.4 Form of Pass Through Certificate
	   (included in Exhibit 4.3).

     *10.1 Amended and Restated 1989 Stock Option Plan
	   (incorported by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

     *10.2 First Amendment to the Amended and Restated
	   1989 Stock Option Plan (Exhibit 10.1) dated as of February 7, 1995.

     *10.3 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company's
	   Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

     *10.4 First Amendment to the 1993 Employee Stock
	   Purchase Plan (Exhibit 10.3) dated as of
	   August 2, 1993 (incorported by reference to Exhibit 10.3 of the Company's Annual
	   Report on Form 10-K for the fiscal year
	   ended January 1, 1994).

     *10.5 Employees' Profit Sharing Plan and Trust, as amended and restated as of July 27, 1982
	   (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective June 21, 1989).

     *10.6 Pension Plan of Employees, as amended and restated as of July 27, 1982 (incorporated by reference to Exhibit 10.5 of the Company's
	   Registration Statement on Form S-1
	   (Commission File No. 33-28698) which became effective on June 21, 1989).

      10.7 Employee Profit Sharing Plan dated as of
	   January 3, 1993, First Amendment dated
	   as of August 2, 1993 and Second Amendment dated as of January 27, 1994 (incorported by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

      10.8 Third Amendment to the Employee Profit
	   Sharing Plan (Exhibit 10.7) dated as of
	   November 1, 1994.

     *10.9 Forms of Supplemental Compensation
	   Agreements dated as of January 2, 1985,
	   and amended as of March 14, 1985, between the Company and certain executive officers
	   (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Commission File No.33-28698) which became effective on June 21, 1989).

     10.10 Revolving Credit Agreement, dated as of
	   January 31, 1995, between the Company
	   and Banco di Roma.

     10.11 Revolving Credit Agreement, dated as of
	   October 15, 1993, between the Company
	   and Credit Suisse (incorported by reference to Exhibit 10.9 of the Company's Annual
	   Report on Form 10-K for the fiscal year
	   ended January 1, 1994).

     10.12 Amendment 1, dated as of September 2, 1994, to Revolving Credit Agreement, dated as of October 15, 1993, between the Company and
	   Credit Suisse (incorporated by reference to Exhibit 10.18 of the Company's Form
	   10-Q for the third quarter ended
	   October 1, 1994).

     10.13 Loan Agreement Between the Company and a consortium of lenders dated May 1, 1992
	   (incorporated by reference to Exhibit
	   10.11 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 2, 1993).

     10.14 Loan Agreement between the Company and a consortium of lenders dated December 15, 1992 (incorporated by reference to Exhibit
	   10.12 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 2, 1993).

    *10.15 Form of Additional Retirement Benefit
	   Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

    *10.16 Form of Indemnification Agreement between the Company and its directors and officers
	   (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

     10.17 Revolving Credit Agreement, dated as of
	   June 28, 1993, between the Company and
	   Bank of America (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the second quarter ended July 3, 1993).

     10.18 Amendment 1, dated as of September 16, 1994, to Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the third quarter ended October 1, 1994).

     10.19 Loan Agreement between the Company and a consortium of lenders dated November 1, 1993 (incorporated by reference to Exhibit
	   10.17 of the Company's Annual Report on
	   Form 10-K for the fiscal year ended
	   January 1, 1994).

      13.1 Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994
	   (selected pages only).

      22.1 Subsidiaries of the Company (incorported by reference to Exhibit 22.1 of the Company's
	   Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

      23.1 Consent of Ernst & Young LLP,
	   Independent Auditors.

	27 Financial Data Schedule

* Indicates management contract or compensatory plan or arrangement.