Form 10-Q
period 1995-04-01
SMITHS FOOD & DRUG CENTERS INC
filed 1995-05-15
CIK 850309

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  April 1, 1995  (thirteen weeks)

                                      or

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


Number of shares outstanding of each class of common stock as of April 1, 1995:
                                Class A  11,977,194
                                Class B  13,089,927

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended April 1, 1995 and
               April 2, 1994                                     3

               Consolidated Balance Sheets as of
               April 1, 1995 and December 31, 1994               4

               Consolidated Statements of Cash Flows for
               the thirteen weeks ended April 1, 1995 and
               April 2, 1994                                     5

               Notes to Consolidated Financial Statements        6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                  8


                        PART I.  FINANCIAL INFORMATION

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                         Thirteen            Thirteen
                                        Weeks Ended        Weeks Ended
                                         April 1,            April 2,
                                           1995                1994

Net sales                                $746,673            $753,780
Cost of goods sold                        579,806             591,063
                                         --------            --------
                                          166,867             162,717
Expenses:
  Operating, selling and
    administrative                        112,770             113,248
  Depreciation and
    amortization                           23,241              20,712
  Interest                                 15,077              13,203
                                         --------            --------
                                          151,088             147,163
                                         --------            --------
                      INCOME BEFORE
                       INCOME TAXES        15,779              15,554

Income taxes                                6,300               6,200
                                         --------            --------

                         NET INCOME      $  9,479            $  9,354
                                         ========            ========

Net income per share of
  Common Stock                           $    .37            $    .31
                                         ========            ========

Dividends paid per share
  of Common Stock                        $    .15            $    .13
                                         ========            ========

Average number of common
  shares outstanding
  (In thousands)                           25,492              30,044
                                         ========            ========

See notes to consolidated financial statements


SMITHS' FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in thousands)

                                                   April 1,    December 31,
                                                     1995          1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $   12,694     $   14,188
  Rebates and accounts receivable                    24,289         25,596
  Inventories                                       375,515        389,564
  Prepaid expenses and deposits                      43,275         17,258
                                                 ----------     ----------
                           TOTAL CURRENT ASSETS     455,773        446,606
PROPERTY AND EQUIPMENT
  Land                                              305,275        303,701
  Buildings                                         618,612        619,056
  Leasehold improvements                             51,548         42,369
  Fixtures and equipment                            582,957        589,480
                                                 ----------     ----------
                                                  1,558,392      1,554,606
  Less allowances for
    depreciation and amortization                   369,224        364,741
                                                 ----------     ----------
                                                  1,189,168      1,189,865
OTHER ASSETS                                         16,904         16,996
                                                 ----------     ----------

                                                 $1,661,845     $1,653,467
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                         $  196,524     $  235,843
  Accrued sales and other taxes                      48,748         44,379
  Accrued payroll and related benefits               77,641         84,083
  Current maturities of long-term debt               19,552         19,011
  Current maturities of Redeemable
    Preferred Stock                                     667          1,017
                                                 ----------     ----------
                      TOTAL CURRENT LIABILITIES     343,132        384,333
LONG-TERM DEBT, less current maturities             745,461        699,882
DEFERRED INCOME TAXES                                91,250         89,500
REDEEMABLE PREFERRED STOCK, less
  current maturities                                  4,410          4,410
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share: Authorized 20,000,000 shares;
    issued and outstanding, 11,977,194 shares
    in 1995 and 12,451,165 shares in 1994               120            121
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued
    17,984,817 shares in 1995 and 17,510,846
    shares in 1994                                      179            178
  Additional paid-in capital                        285,681        285,592
  Retained earnings                                 299,187        293,456
                                                 ----------     ----------
                                                    585,167        579,347
  Less Treasury Shares at cost (4,894,890 shares
    in 1995 and 159,800 shares in 1994)             107,575        104,005
                                                 ----------     ----------
                                                    477,592        475,342
                                                 ----------     ----------

                                                 $1,661,845     $1,653,467
                                                 ==========     ==========

See notes to consolidated financial statements


SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                    Thirteen       Thirteen
                                                  Weeks Ended    Weeks Ended
                                                    April 1,       April 2,
                                                      1995           1994
OPERATING ACTIVITIES:
  Net income                                        $ 9,479        $ 9,354
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization (including
        amounts charged to cost of goods sold)       24,696         22,175
      Deferred income taxes                           2,150          1,300
      Other                                             196            117
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable             1,307          5,431
          Inventories                                14,049            488
          Prepaid expenses and deposits             (26,417)       (27,881)
          Trade accounts payable                    (39,319)        20,781
          Accrued sales and other taxes               4,369          5,421
          Accrued payroll and related benefits       (6,442)        (9,461)
                                                    -------        -------
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (15,932)        27,725

INVESTING ACTIVITIES:
  Additions to property and equipment               (25,220)       (40,576)
  Proceeds from the sale of property and equipment    1,221
  Other                                                  92            (93)
                                                    -------        -------
                 CASH USED IN INVESTING ACTIVITIES  (23,907)       (40,669)

FINANCING ACTIVITIES:
  Additions to long-term debt                        51,000          3,000
  Payments on long-term debt                         (4,880)       (11,172)
  Purchases of Treasury Stock                          (350)          (355)
  Proceeds from sale of Treasury Stock               (4,709)        (3,280)
  Redemptions of Preferred Stock                      1,031          1,625
  Payment of dividends                               (3,747)        (3,883)
                                                    -------        -------
   CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   38,345        (14,065)
                                                    -------        -------
                                   NET DECREASE IN
                         CASH AND CASH EQUIVALENTS   (1,494)       (27,009)
Cash and cash equivalents at beginning of year       14,188         61,921
                                                    -------        -------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD  $12,694        $34,912
                                                    =======        =======

See notes to consolidated financial statements



SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 0.9% in the first quarter of 1995 to $746.7 million compared to $753.8 million for the same period last year. Same store sales decreased 5.5% compared with the prior year's first quarter. However, the first quarter in 1994 included pre-Easter sales. This year the pre-Easter sales fell in the second quarter. Adjusting for Easter, the decrease in comparable store sales was estimated at 4%. The decrease in sales was mainly caused by a significant number of competitive store openings in most marketing areas, and aggressive price competition in the Company's new marketing area in recession-plagued Southern California. To the extent these conditions persist, the weakness in sales may continue.

During the first quarter of fiscal 1995, the Company opened six large combination food and drug centers in Mesa and Phoenix, Arizona; Vista California; Gallup and Hobbs, New Mexico; and Gardnerville, Nevada. One smaller store was closed in Las Vegas, Nevada. At April 1, 1995, the Company operated 142 stores totaling 9.4 million square feet compared to 133 stores totaling 8.8 million square feet at the end of the prior year's first quarter. During the remainder of fiscal 1995, the Company currently expects to open 6 to 8 additional stores including four stores in Arizona averaging approximately 54,000 square feet. The Company anticipates that future stores will range in size from 54,000 to 66,000 square feet compared to approximately 75,000 square feet for new stores opened in recent years. These new combination food & drug centers will have many of the same attributes and product selections as the larger stores.

The Company also announced plans to open four new retail warehouse-format stores in Las Vegas during fiscal 1995. These new "price-impact" stores are to be called PriceRite Grocery Warehouse. These four are in addition to the 12 to 14 new combination food and drug centers anticipated to be added in 1995.

Gross margins as a percentage of net sales increased to 22.3% during the first quarter of 1995 from 21.6% during the same period last year. This increase is due primarily to reduced charges for inventory shrinkage and improved prices in certain merchandise items.. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their respective markets. The pretax LIFO charge was $1.0 million for the first quarter of 1995 compared to $1.5 million for the same period last year.

Operating, selling and administrative expenses as a percentage of net sales increased to 15.1% during the first quarter of 1995 from 15.0% during the first quarter of 1994. This increase was caused mainly by the store opening costs related to the six stores opened during the quarter and decreases in comparable store sales.

Depreciation and amortization expenses increased 12.2% for the first quarter compared to the same period last year due to the increase in the number of new combination stores.

Interest expense increased 14.2% in the first quarter compared to the same period last year. The increase was due to the increase in debt incurred primarily to finance new stores.




Liquidity and Capital Resources

Cash and cash equivalents decreased $1.5 million during the first quarter of 1994. Working capital was $112.6 million at April 1, 1995, a decrease of $27.7 million compared to December 31, 1994.

During the first quarter of 1995, cash provided by operating activities was affected by a prepayment of health and medical expenses and a decrease in accounts payable, resulting in net cash used in operations of $15.9 million.

Cash used by investing activities was $23.9 million for the first quarter of 1995 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $100 million during the remainder of 1995 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures may vary depending upon a number of factors.

Cash provided by financing activities totaled $38.3 million for the first quarter of 1995 as a result of increasing long-term debt.

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


                               INDEX TO EXHIBITS

Exhibit
 Number              Document

10.20                Committed Credit Line Agreement,
                     dated as of March 31, 1995, between the Company and Wachovia Bank of Georgia, N.A.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SMITH'S FOOD & DRUG CENTERS, INC.
                                                 (Registrant)



Date:     5/11/95                     /s/ Matthew G. Tezak
                                        Matthew G. Tezak, Senior Vice
                                          President and Chief Financial
                                          Officer (Principal Accounting
                                          Officer)