Form 10-Q/A
period 1995-04-01
SMITHS FOOD & DRUG CENTERS INC
filed 1995-06-21
CIK 850309

INDEX TO EXHIBITS

Exhibit
 Number       Document

    27        Financial Data Schedule

                            SIGNITURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SMITH'S FOOD & DRUG CENTERS, INC.
                                           (Registrant)

Date: 6/21/95                   /s/ Matthew G. Tezak
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer  (Principal Accounting
                                   Officer)