Form 10-Q
period 1995-07-01
SMITHS FOOD & DRUG CENTERS INC
filed 1995-08-14
CIK 850309

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        _________________

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 1, 1995  (thirteen weeks)

                              or

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


Number of shares outstanding of each class of common stock as of July 1, 1995:
                                Class A  11,925,019
                                Class B  13,068,538

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended July 1, 1995 and
               July 2, 1994                                      3

               Consolidated Balance Sheets as of
               July 1, 1995 and December 31, 1994                4

               Consolidated Statements of Cash Flows for
               the thirteen weeks ended July 1, 1995 and
               July 2, 1994                                      5

               Notes to Consolidated Financial Statements        6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Securities
              Holders                                            8

       Item 6. Exhibits and Reports on Form 8-K                  9

Item 1.  Financial Statements (Unaudited)
                 PART I.  FINANCIAL INFORMATION


SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                          Thirteen    Thirteen  Twenty-six  Twenty-six
                        Weeks Ended Weeks Ended Weeks Ended Weeks Ended
                           July 1,    July 2,     July 1,     July 2,
                             1995      1994         1995        1994

Net sales                  $770,405  $748,328   $1,517,078  $1,502,108
Cost of goods sold          599,369   583,628    1,179,175   1,174,691
                           --------  --------   ----------  ----------
                            171,036   164,700      337,903     327,417
Expenses:
  Operating, selling and
    administrative          116,698   110,641      229,468     223,889
  Depreciation and
    amortization             24,226    21,745       47,467      42,457
  Interest                   15,280    12,727       30,357      25,930
                           --------  --------   ----------  ----------
                            156,204   145,113      307,292     292,276
           INCOME BEFORE
            INCOME TAXES     14,832    19,587       30,611      35,141
Income taxes                  5,800     7,700       12,100      13,900
                           --------  --------   ----------  ----------
              NET INCOME   $  9,032  $ 11,887   $   18,511  $   21,241
                           ========  ========   ==========  ==========
Net income per share of
  Common Stock             $    .36  $    .41   $      .73  $      .72
                           ========  ========   ==========  ==========
Dividends paid per share
  of Common Stock          $    .15  $    .13   $      .30  $      .26
                           ========  ========   ==========  ==========
Average number of common
  shares outstanding
  (In thousands)             25,139    28,650       25,314      29,271
                           ========  ========   ==========  ==========

See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in thousands)

                                                    July 1,    Dec. 31,
                                                      1995        1994
CURRENT ASSETS
  Cash and cash equivalents                      $   13,447  $   14,188
  Rebates and accounts receivable                    23,119      25,596
  Inventories                                       366,200     389,564
  Prepaid expenses and deposits                      35,085      17,258
                                                 ----------  ----------
             TOTAL CURRENT ASSETS                   437,851     446,606

PROPERTY AND EQUIPMENT
  Land                                              309,261     303,701
  Buildings                                         631,350     619,056
  Leasehold improvements                             57,887      42,369
  Fixtures and equipment                            598,943     589,480
                                                 ----------  ----------
                                                  1,597,441   1,554,606
  Less allowances for depreciation
   and amortization                                 394,936     364,741
                                                 ----------  ----------
                                                  1,202,505   1,189,865
OTHER ASSETS                                         17,024      16,996
                                                 ----------  ----------
                                                 $1,657,380  $1,653,467
                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                         $  207,734  $  235,843
  Accrued sales and other taxes                      47,358      44,379
  Accrued payroll and related benefits               86,297      84,083
  Current maturities of long-term debt               20,000      19,011
  Current maturities of
    Redeemable Preferred Stock                          634       1,017
                                                 ----------  ----------
TOTAL CURRENT LIABILITIES                           362,023     384,333
LONG-TERM DEBT, less current maturities             715,038     699,882
DEFERRED INCOME TAXES                                94,000      89,500
REDEEMABLE PREFERRED STOCK, less
  current maturities                                  4,410       4,410
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share: Authorized 20,000,000 shares;
    issued and outstanding, 11,925,019 shares
    in 1995 and 12,357,095 shares in 1994               119         121
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued
    18,036,992 shares in 1995 and 17,604,917
    shares in 1994                                      180         178
  Additional paid-in capital                        285,609     285,592
  Retained earnings                                 304,555     293,456
                                                 ----------  ----------
                                                    590,463     579,347
  Less Treasury Shares at cost (4,968,454 shares
    in 1995 and 2,337,294 shares in 1994)           108,554     104,005
                                                 ----------  ----------
                                                    481,909     475,342
                                                 ----------  ----------
                                                 $1,657,380  $1,653,467
                                                 ==========  ==========

See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                  Twenty-Six  Twenty-Six
                                                 Weeks Ended Weeks Ended
                                                    July 1,     July 2,
                                                      1995        1994

OPERATING ACTIVITIES:
  Net income                                        $18,511     $21,241
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization (including
        amounts charged to cost of goods sold)       50,409      45,396
      Deferred income taxes                           5,600       4,300
      Other                                             393         289
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable             2,477       3,713
          Inventories                                23,364      12,627
          Prepaid expenses and deposits             (18,927)    (15,832)
          Trade accounts payable                    (28,109)     16,775
          Accrued sales and other taxes               2,979       8,465
          Accrued payroll and related benefits        2,214      (1,153)
                                                    -------     -------
         CASH PROVIDED BY OPERATING ACTIVITIES       58,911      95,821

INVESTING ACTIVITIES:
  Additions to property and equipment               (65,697)    (77,206)
  Sale/leaseback arrangements and other
    property sales                                    2,648      20,507
  Other                                                 (28)     (3,027)
                                                    -------     -------
             CASH USED IN INVESTING ACTIVITIES      (63,077)    (59,726)

FINANCING ACTIVITIES:
  Additions to long-term debt                        25,000
  Payments on long-term debt                         (8,855)    (25,096)
  Purchases of Treasury Stock                        (7,845)    (46,058)
  Proceeds from sale of Treasury Stock                2,920       3,535
  Redemptions of Preferred Stock                       (383)       (417)
  Payment of dividends                               (7,412)     (7,643)
                                                     ------     -------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     3,425     (75,679)
                                  NET DECREASE IN
                        CASH AND CASH EQUIVALENTS      (741)    (39,584)
Cash and cash equivalents at beginning of year       14,188      61,921
                                                    -------     -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD   $13,447     $22,337
                                                    =======     =======


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net sales increased 2.9% in the second quarter of 1995 to $770 million compared to $748 million for the same period last year. For the first twenty-six weeks of 1995, net sales increased to $1.52 billion from $1.50 billion for the first half of last year, an increase of 1.0%. Same store sales decreased 4.4% in the first half of 1995 compared with the prior year. The weakness in net sales, despite new store openings, was mainly caused by a significant number of competitive store openings in most marketing areas. Aggressive price competition in the Company's marketing area in recession-plagued Southern California also contributed to the weakness. To the extent these conditions persist, the weakness in sales and same store sales may continue.

During the first half of fiscal 1995, the Company opened seven large combination food and drug centers in Mesa and Phoenix, Arizona; Vista, California; Gallup and Hobbs, New Mexico; and Gardnerville and Elko, Nevada. One smaller store was closed in Las Vegas, Nevada. At July 1, 1995, the Company operated 145 stores totaling 9.6 million square feet compared to 134 stores totaling 8.9 million square feet at the end of the prior year's second quarter. During the remainder of fiscal 1995, the Company currently expects to open 5 to 7 additional stores including three to four stores in Arizona averaging approximately 54,000 square feet. The Company anticipates that future stores will range in size from 54,000 to 66,000 square feet compared to approximately 72,700 square feet for new stores opened in recent years. These new combination food & drug centers will have substantially the same attributes and product selections as the larger stores.

The Company opened two new retail warehouse format stores in Las Vegas, Nevada during the second quarter of 1995. These new "price-impact" stores are called PriceRite Grocery Warehouse. In July, the Company also opened two additional retail warehouse format stores in Las Vegas, including one conversion of a smaller store. These two stores are in addition to the 5 to 7 new combination food and drug centers anticipated to be added during the remainder of 1995.

Gross margins as a percentage of net sales increased to 22.2% during the second quarter of 1995 from 22.0% during the same period last year. For the first twenty-six weeks of 1995 gross margins increased to 22.3% from 21.8% for the same period last year. This increase is due primarily to reduced charges for inventory shrinkage and improved prices on certain merchandise items.. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their respective markets. The pretax LIFO charge was $1.0 million for the second quarter of 1995 compared to $1.5 million for the same period last year and $2.0 million for the first half of 1995 compared to $3.0 million for the same period last year.

Operating, selling and administrative expenses as a percentage of net sales increased to 15.1% during the second quarter of 1995 from 14.8% during the second quarter of 1994. For the first half of the year compared to last year, operating, selling and administrative expenses increased to 15.1% from 14.9%. This increase was caused mainly by the store opening costs related to the nine stores opened during the first half of the year. The decrease in same store sales also contributed to the increase of operating, selling and administrative expenses as a percentage of net sales.

Depreciation and amortization expenses increased 11.4% for the second quarter and 11.8% for the first half of 1995 compared to the same respective periods last year due to the increase in the number of new combination stores.
Interest expense increased 20.1% for the second quarter and 17.1% for the first half of 1995 compared to the same respective periods last year. The increase was due to the increase in debt incurred primarily to finance new stores.


Liquidity and Capital Resources

Cash and cash equivalents decreased $741,000 during the first half of 1995. Working capital was $75.8 million at July 1, 1995, a increase of $13.5 million compared to December 31, 1994.

During the first half of 1995, cash provided by operating activities was $58.9 million reflecting a prepayment of health and medical expenses and a decrease in accounts payable which were partially offset by a decrease in inventories.

Cash used in investing activities was $63.1 million for the first half of 1995 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $60 million during the remainder of 1995 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures may vary depending upon a number of factors.

Cash provided by financing activities totaled $3.4 million for the first half of 1995 as a result of increasing long-term debt.

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



                  PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders
At the Company's Annual Meeting of Stockholders held on April
25, 1995, the stockholders elected as directors the following:


                            VOTES       VOTES     BROKER
NAME                          FOR     WITHHELD   NON-VOTES

Jeffrey P. Smith          267,387,735   89,125      -0-
Richard D. Smith          267,387,735   89,125      -0-
Stuart Rosenthal          267,387,735   89,125      -0-
Robert D. Bolinder        267,387,735   89,125      -0-
Kenneth A. White          267,387,735   89,125      -0-
DeLonne Anderson          267,387,735   89,125      -0-
Rodney H. Brady           267,387,735   89,125      -0-
Alan R. Hoefer            267,387,735   89,125      -0-
Allen P. Martindale       267,387,735   89,125      -0-
Nicole Miller             267,387,735   89,125      -0-
Duane V. Peters           267,387,735   89,125      -0-
Ray V. Rose               267,387,735   89,125      -0-
Fred L. Smith             267,387,735   89,125      -0-
Sean D. Smith             267,387,735   89,125      -0-
Douglas J. Tigert         267,387,735   89,125      -0-

In addition, the stockholders approved an amendment to the Corporation's 1989 Stock Option Plan to ensure that the Corporation will be permitted to deduct the compensation expense it may recognize for federal income tax purposes upon the exercise of nonstatuatory options granted to covered employees (with 262,026,715 affirmative votes, 420,567 negative votes, 5,029,578 abstentions and zero broker non-votes). The amendment provides that no employee may be granted options for more than 500,000 shares during any fiscal year of the Corporation.

The stockholders also, ratified the appointment of Ernst &
Young LLP as the Corporation's independent auditors for 1995
(with 262,446,032 affirmative votes, 10,568 negative votes, 5,020,260 abstentions and zero broker non-votes).


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits listed in the accompanying index to exhibits are filed as part of the Form 10-Q.

(b) There were no reports on Form 8-K filed during the second quarter.




                       INDEX TO EXHIBITS

Exhibit
Number               Document

10.21            Committed Credit Line Agreement, dated May
                 31, 1995, between Company and Banque National de Paris.

10.22            Amendment 2, dated as of May 9, 1995, to
                 Revolving Credit Agreement, dated as of June
                 28, 1993, between Company and Bank of
                 America.

27               Financial Data Schedule




                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SMITH'S FOOD & DRUG CENTERS, INC.
                                     (Registrant)





Date:   8/11/95                    /s/ Matthew G. Tezak
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief
                                   Financial Officer
                                   (Principal Accounting
                                   Officer)