Form 10-Q
period 1995-09-30
SMITHS FOOD & DRUG CENTERS INC
filed 1995-11-13
CIK 850309

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        _________________

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995  (thirteen weeks)

                              or

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


Number of shares outstanding of each class of common stock as of September 30, 1995:
                                Class A  11,665,567
                                Class B  13,405,088

                     TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended September 30, 1995
               and October 1, 1994 and the thirty-nine
               weeks ended September 30, 1995 and
               October 1, 1994                                    3

               Consolidated Balance Sheets as of
               September 30, 1995 and December 31, 1994           4

               Consolidated Statements of Cash Flows for
               the thirty-nine weeks ended September 30,
               1995 and October 1, 1994                           5

               Notes to Consolidated Financial Statements         6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                   8

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                    SMITH'S FOOD & DRUG CENTERS, INC.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (Dollar amounts in thousands, except per share data)

                           Thirteen    Thirteen     Thirty-Nine   Thirty-Nine
                         Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                           Sept 30,      Oct 1,       Sept 30,      Oct 1,
                             1995        1994          1995         1994
                             ----        ----          ----         ----

Net sales                  $768,335    $725,360     $2,285,413    $2,227,468
Cost of goods sold          595,891     561,815      1,775,066     1,736,506
                           --------    --------     ----------    ----------
                            172,444     163,545        510,347       490,962
Expenses:
  Operating, selling and
    administrative          114,329     105,174        343,797       329,063
  Depreciation and
    amortization             25,227      22,750         72,694        65,207
  Interest                   14,927      13,480         45,284        39,410
                           --------    --------     ----------    ----------
                            154,483     141,404        461,775       433,680
           INCOME BEFORE
            INCOME TAXES     17,961      22,141         48,572        57,282
Income taxes                  6,900       8,800         19,000        22,700
                           --------    --------     ----------    ----------
              NET INCOME   $ 11,061    $ 13,341     $   29,572    $   34,582
                           ========    ========     ==========    ==========
Net income per share of
  Common Stock             $    .44    $    .48     $     1.17    $     1.20
                           ========    ========     ==========    ==========
Dividends paid per share
  of Common Stock          $    .15    $    .13     $      .45    $      .39
                           ========    ========     ==========    ==========
Average number of common
  shares outstanding
  (In thousands)             25,076      27,583         25,257        28,761
                           ========    ========     ==========    ==========

See notes to consolidated financial statements

                    SMITH'S FOOD & DRUG CENTERS, INC.
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (Dollar amounts in thousands)

                                                   Sept 30,    Dec. 31,
                                                     1995        1994
                                                     ----        ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $   12,323  $   14,188
  Rebates and accounts receivable                    23,045      25,596
  Inventories                                       382,620     389,564
  Prepaid expenses and deposits                      32,585      17,258
                                                 ----------  ----------
             TOTAL CURRENT ASSETS                   450,573     446,606

PROPERTY AND EQUIPMENT
  Land                                              315,336     303,701
  Buildings                                         645,733     619,056
  Leasehold improvements                             58,719      42,369
  Fixtures and equipment                            618,526     589,480
                                                 ----------  ----------
                                                  1,638,314   1,554,606
  Less allowances for depreciation
   and amortization                                 421,680     364,741
                                                 ----------  ----------
                                                  1,216,634   1,189,865
OTHER ASSETS                                         17,100      16,996
                                                 ----------  ----------
                                                 $1,684,307  $1,653,467
                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                         $  215,094  $  235,843
  Accrued sales and other taxes                      47,949      44,379
  Accrued payroll and related benefits               89,443      84,083
  Current maturities of long-term debt               20,460      19,011
  Current maturities of
    Redeemable Preferred Stock                          534       1,017
                                                 ----------  ----------
             TOTAL CURRENT LIABILITIES              373,480     384,333
LONG-TERM DEBT, less current maturities             721,235     699,882
DEFERRED INCOME TAXES                                94,500      89,500
REDEEMABLE PREFERRED STOCK, less
  current maturities                                  4,410       4,410
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share: Authorized 20,000,000 shares;
    issued and outstanding, 11,665,567 shares
    in 1995 and 12,140,317 shares in 1994               116         121
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued
    18,296,444 shares in 1995 and 17,821,694
    shares in 1994                                      183         178
  Additional paid-in capital                        285,399     285,592
  Retained earnings                                 311,848     293,456
                                                 ----------  ----------
                                                    597,546     579,347
  Less Treasury Shares at cost (4,891,356 shares
    in 1995 and 4,772,822 shares in 1994)           106,864     104,005
                                                 ----------  ----------
                                                    490,682     475,342
                                                 ----------  ----------
                                                 $1,684,307  $1,653,467
                                                 ==========  ==========

See notes to consolidated financial statements

                    SMITH'S FOOD & DRUG CENTERS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (Dollar amounts in thousands)

                                                  Thirty-Nine  Thirty-Nine
                                                  Weeks Ended  Weeks Ended
                                                    Sept 30,      Oct 1,
                                                      1995        1994
                                                      ----        ----
OPERATING ACTIVITIES:
  Net income                                        $29,572     $34,582
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization (including
        amounts charged to cost of goods sold)       77,152      69,566
      Deferred income taxes                           6,400       9,100
      Other                                             588         460
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable             2,551       1,329
          Inventories                                 6,944      11,774
          Prepaid expenses and deposits             (16,727)     (4,626)
          Trade accounts payable                    (20,749)     19,648
          Accrued sales and other taxes               3,570       8,556
          Accrued payroll and related benefits        5,360       3,027
                                                    -------     -------
            CASH PROVIDED BY OPERATING ACTIVITIES    94,661     153,416

INVESTING ACTIVITIES:
  Additions to property and equipment              (106,616)   (106,156)
  Sale/leaseback arrangements and other
    property sales                                    2,695      20,903
  Other                                                (104)     (7,013)
                                                    -------     -------
                CASH USED IN INVESTING ACTIVITIES  (104,025)    (92,266)

FINANCING ACTIVITIES:
  Additions to long-term debt                        37,000
  Payments on long-term debt                        (14,198)    (30,309)
  Purchases of Treasury Stock                        (7,845)    (68,584)
  Proceeds from sale of Treasury Stock                4,204       4,820
  Redemptions of Preferred Stock                       (483)       (417)
  Payment of dividends                              (11,179)    (11,241)
                                                     ------     -------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     7,499    (105,731)
        NET DECREASE IN CASH AND CASH EQUIVALENTS    (1,865)    (44,581)
Cash and cash equivalents at beginning of year       14,188      61,921
                                                    -------     -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD   $12,323     $17,340
                                                    =======     =======


See notes to consolidated financial statements

                    SMITH'S FOOD & DRUG CENTERS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net sales increased 5.9% in the third quarter of 1995 to $768 million compared to $725 million for the same period last year. For the first thirty-nine weeks of 1995, net sales increased to $2.29 billion from $2.23 billion for the same period last year, an increase of 2.6%. Same store sales decreased 1.8% compared with the prior year's third quarter and decreased
3.6% compared to the first nine months of the prior year. The weakness in net sales, despite new store openings, was mainly caused by a significant number of competitive store openings in most marketing areas. Aggressive price competition in the Company's marketing area in recession-plagued Southern California also contributed to the weakness. To the extent these conditions persist, the weakness in sales and same store sales may continue.

During the first nine months of 1995, the Company opened nine large combination food and drug centers in Phoenix, Glendale, and two in Mesa, Arizona; Vista, California; Gallup and Hobbs, New Mexico; and Gardnerville and Elko, Nevada. One smaller store was closed in Las Vegas, Nevada. At September 30, 1995, the Company operated 148 stores totaling 9.8 million square feet compared to 134 stores totaling 8.9 million square feet at the end of the prior year's third quarter. During the remainder of fiscal 1995, the Company currently expects to open six additional stores in Arizona, California, Nevada, New Mexico, and Utah averaging approximately 54,000 square feet. The Company anticipates that future stores will range in size from 54,000 to 66,000 square feet.

The Company opened four new retail warehouse format stores in Las Vegas, Nevada during the first nine months of 1995, including one conversion of a smaller Smith's store. These new price-impact stores are called PriceRite Grocery
Warehouse.

Gross margins as a percentage of net sales decreased slightly to 22.4% during the third quarter of 1995 from 22.5% during the same period last year. For the first thirty-nine weeks of 1995, gross margins increased to 22.3% from 22.0% for the same period last year. This increase is due primarily to reduced charges for inventory shrinkage and more effective promotional offerings. The Company anticipates that new stores recently opened and planned to open, as in the past, will apply pressure on its gross margins until the stores become established in their respective markets. The pretax LIFO charge was $1.0 million for the third quarter of 1995 compared to $750,000 for the same period last year and $3.0 million for the first nine months of 1995 compared to $3.75 million for the same period last year.

Operating, selling and administrative expenses as a percentage of net sales increased to 14.9% during the third quarter of 1995 from 14.5% during the third quarter of 1994. For the first nine months of the year compared to last year, operating, selling and administrative expenses increased to 15.0% from 14.8%. This increase was caused mainly by the store opening costs related to the thirteen stores opened during the first nine months of the year. The decrease in same store sales also contributed to the increase of operating, selling and administrative expenses as a percentage of net sales.

Depreciation and amortization expenses increased 10.9% for the third quarter and 11.5% for the first nine months of 1995 compared to the same respective periods last year due to the increase in the number of new combination stores and equipment replacements in remodeled stores.

Interest expense increased 10.7% for the third quarter and 14.9% for the first nine months of 1995 compared to the same respective periods last year. The increase was due to the increase in debt incurred primarily to finance new stores.


Liquidity and Capital Resources

Cash and cash equivalents decreased $1.9 million during the first nine months of 1995. Working capital was $77.1 million at September 30, 1995, an increase of $14.8 million compared to December 31, 1994.

During the first nine months of 1995, cash provided by operating activities was $94.7 million reflecting a prepayment of health and medical expenses and a decrease in accounts payable which were partially offset by a decrease in inventories.

Cash used in investing activities was $104.0 million for the first nine months of 1995 reflecting the Company's ongoing expansion program. The Company anticipates investing approximately $30 million during the remainder of 1995 for the development and construction of new food and drug centers, remodeling of existing stores and replacing equipment. However, the actual timing and amount of capital expenditures may vary depending upon a number of factors.

Cash provided by financing activities totaled $7.5 million for the first nine months of 1995 as a result of increasing long-term debt.

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


                             SMITH'S FOOD & DRUG CENTERS, INC.
                                      (Registrant)



Date:      11/9/95                  /s/ Matthew G. Tezak
                                Matthew G. Tezak, Senior Vice
                                President and Chief Financial
                                Officer (Principal Accounting
                                Officer)