Form 10-K
period 1995-12-30
SMITHS FOOD & DRUG CENTERS INC
filed 1996-03-29
CIK 850309

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

         For the fiscal year ended December 30, 1995 (fifty-two weeks)

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

          Securities registered pursuant to Section 12(b) of the Act

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the Class B Common Stock on March 25, 1996: $381,675,455

Number of shares outstanding of each class of common stock as of March 25, 1996:

     Class A  11,366,532           Class B  13,705,191


              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

                       TABLE OF CONTENTS

PART I                                                          1
        Item 1.  Business                                       1
        Item 2.  Properties                                    11
        Item 3.  Legal Proceedings                             12
        Item 4.  Submission of Matters to a Vote of
                 Security Holders                              12

PART II                                                        13
        Item 5.  Market for the Registrant's Common
                 Equity and Related Stockholder Matters        13
        Item 6.  Selected Financial Data                       13
        Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                    14
        Item 8.  Financial Statements and Supplementary Data   21
        Item 9.  Changes in and Disagreements With
                 Accountants on Accounting and Financial
                 Disclosure                                    21

PART III                                                       21
        Item 10.  Directors and Executive Officers of the
                  Registrant                                   21
        Item 11.  Executive Compensation                       22
        Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management                        22
        Item 13.  Certain Relationships and Related
                  Transactions                                 22

PART IV                                                        22
        Item 14.  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                      22

INDEX TO FINANCIAL STATEMENTS                                 F-1

SIGNATURES                                                    S-1

INDEX TO EXHIBITS                                             E-1

                             PART I

Item 1.  Business

     Smith's Food & Drug Centers, Inc. (the "Company") is a leading supermarket company in the Intermountain and Southwestern regions of the United States, operating 120 stores located in Utah (35), Arizona (30), Nevada (22), New Mexico (19) and Idaho, Texas and Wyoming (collectively, 14). Substantially all of the Company's stores offer one-stop shopping convenience through a food and drug combination format which features a full-line supermarket with drug and pharmacy departments and some or all of the following specialty departments: delicatessens, hot prepared food sections, in-store bakeries, video rental shops, floral shops, one-hour photo processing labs, full-service banking and frozen yogurt shops. The Company's 114 food and drug combination stores averaged approximately 63,000 square feet and $420,000 per week in sales volume in fiscal 1995. The Company has recently opened four price impact warehouse stores and also operates two conventional supermarkets.

     The Company has substantially completed the sale, lease or closure of its Southern California regional operations. The Company entered into agreements to sell or lease 16 stores and related equipment and three non-operating properties to various supermarket companies and others and has closed its remaining 18 stores (the "California Divestiture"). Management determined that because of the attractive growth prospects in the Company's other principal markets and the competitive environment in Southern California, it would redeploy Company resources from California into such other markets. See "_ California Divestiture." Except as otherwise stated, references to the number of stores operated by the Company give effect to the California Divestiture.

     The Company was founded in 1948 and reincorporated under Delaware law in 1989. The Company's Class B Common Stock is traded on the New York Stock Exchange under the symbol "SFD".

Recent Developments

     The Company and Cactus Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Acquisition"), entered into a Recapitalization Agreement and Plan of Merger, dated as of January 29, 1996 (the "Recapitalization Agreement"), with Smitty's Supermarkets, Inc. ("Smitty's"), a regional supermarket operator with 28 supermarkets in the Phoenix and Tucson areas, and The Yucaipa Companies ("Yucaipa"), a private investment group specializing in the supermarket industry.

     In the Recapitalization Agreement, the Company has agreed, subject to the terms and conditions described therein to: (i) commence a tender offer (the "Offer") to purchase 50% of the Company's outstanding Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and Class B Common Stock, par value $.01 per share ("Class B Common Stock"; and, together with the Class A Common Stock, the "Common Stock") (excluding shares issuable in the Merger referred to below), for $36.00 in cash per share; and (ii) consummate the merger of Smitty's with Acquisition, pursuant to which Smitty's will become a wholly owned subsidiary of the Company and the stockholders of Smitty's will receive 3,038,888 shares of Class B Common Stock of the Company (the "Merger"). The Merger will significantly enhance the Company's market position in Arizona. Following the Merger, the Company will consolidate its Arizona operations with those of Smitty's. See "_ Operating Strategy Following the Consummation of the Transactions." It is anticipated that the Offer and the Merger will close simultaneously, except in certain limited circumstances.

     As part of the Recapitalization (as defined below) and Merger (collectively, the "Transactions"), the Company intends to: (i) purchase 50% of its outstanding Common Stock for approximately $451.4 million; (ii) repay approximately $667.9 million of indebtedness of the Company and approximately $101.9 million of indebtedness of Smitty's; (iii) purchase up to half of the outstanding management stock options of the Company for approximately $13.7 million; and (iv) purchase approximately $1 million of its Series I Preferred Stock, par value $.01 per share (the "Series I Preferred Stock"). In addition, the Company will pay related debt refinancing premiums, accrued interest and fees and expenses in connection with the Transactions.

     As part of the Recapitalization, the Company will enter into a management services agreement (the "Management Services Agreement") with Yucaipa and will issue warrants to Yucaipa pursuant to a warrant agreement (the "Warrant Agreement") to purchase shares of a new non-voting Class C Common Stock, par value $.01 per share ("Class C Common Stock"), of the Company, representing 10% of the aggregate common shares on a fully diluted basis, for an initial exercise price of $50 per share, subject to certain conditions and exceptions. Under the Management Services Agreement, Yucaipa will provide certain management consulting services and Ronald W. Burkle, the managing general partner of Yucaipa, will become Chief Executive Officer of the Company.
Mr. Burkle, along with another designee of Yucaipa, will be nominated to become a member of the Company's Board of Directors.

     To consummate the Transactions, the Company will require approximately $1,432.7 million of financing to repay certain outstanding indebtedness of the Company and Smitty's, purchase Common Stock in the Offer, purchase shares of Series I Preferred Stock, purchase management stock options, and pay related fees and expenses. The Company plans to obtain the necessary funds by (a) borrowings of approximately $707.7 million aggregate principal amount under a new senior credit facility (the "New Credit Facility"); (b) the issuance of up to $250 million of new senior notes (the "New Senior Notes"); (c) the issuance of up to $400 million of new senior subordinated notes (the "New Senior Subordinated Notes"); and (d) the issuance of new cumulative redeemable exchangeable preferred stock (the "New Preferred Stock") by the Company for gross proceeds of $75 million. In addition, the Company will assume approximately $43.2 million of existing indebtedness of Smitty's upon consummation of the Merger.

     The "Recapitalization" as defined in the Recapitalization Agreement refers collectively to: (i) the execution, delivery and receipt of the proceeds under the financing agreements to be entered into by the Company; (ii) the making and consummation of the Offer; (iii) the execution and delivery of the Management Services Agreement; (iv) the execution and delivery of, and the issuance of the warrants provided for under, the Warrant Agreement; (v) the completion of certain transactions contemplated by the Recapitalization Agreement regarding the composition of the Company's Board of Directors, the election of Ronald Burkle as Chief Executive Officer, the cash payment for a portion of, and the reduction of the exercise price for a portion of, the Company's management stock options and the amendment of the Company's deferred compensation agreements; and (vi) the filing of the Amended and Restated Certificate of Incorporation for the Company.

Principal Markets

     The Company's stores are located predominantly in Utah, Arizona, Nevada and New Mexico, which are among the fastest growing states in terms of population and employment. According to the U.S. Bureau of the Census, the population of those four states has increased at a compound annual growth rate of 3.0% since 1990, compared to the national average of 1.1% over the same period. According to the U.S. Bureau of Labor Statistics, employment in the same four states has increased at a compound annual growth rate of 4.0% since 1990, compared to the national average of 1.3% over the same period. In addition, management believes that operating in distinct markets in several states provides advantages due to the differences in economic cycles, demographics and competitive conditions among such markets.

     The Company has achieved strong competitive positions in each of its principal markets. The Company currently has leading market shares in Salt Lake City (31%), Las Vegas (24%) and Albuquerque (23%) and, after giving effect to the Merger, the Company will also have a leading market share in Phoenix (24%). The Company believes its reputation for offering a broad product selection and low pricing combined with quality customer service has created a valuable franchise with strong name recognition and customer loyalty.

Store Formats

     The Company operates three types of retail stores: (i) 114 food and drug combination stores; (ii) four warehouse stores; and (iii) two conventional supermarkets. The food and drug combination stores range in size from 30,000 to 88,000 square feet (with an average size of 63,000 square feet) and offer an extensive line of supermarket, non-food and drug products. The Company's typical food and drug combination store offers approximately 50,000 SKUs, in comparison to approximately 20,000 SKUs offered at the average conventional supermarket nationwide. All stores carry a full line of supermarket products, including groceries, meat, poultry, produce, dairy products, bakery goods, frozen foods and health and beauty aids. In addition, combination stores carry a wide variety of general merchandise, including drugs, toys, hardware, giftware and small appliances. Within each category of merchandise, the stores offer multiple selections of nationally advertised brand name items. In addition, the stores carry an extensive selection of private label merchandise, which provides comparable quality products priced lower than national brands. The Company also carries a variety of bulk merchandise and generic brand products which enhance the Company's low price image. These stores feature modern layouts with wide aisles and well-lighted spaces to facilitate convenient shopping, a variety of specialty departments along the periphery and centralized checkout facilities. The Company's four price impact warehouse stores operating under the PriceRite Grocery Warehouse name, average 55,000 square feet in size, and are targeted to price-conscious consumers rather than conventional supermarket consumers. The PriceRite stores offer lower prices, fewer SKUs and fewer service departments than the Company's food and drug combination stores and conventional stores. The Company's conventional stores average 26,000 square feet in size and have the appearance of traditional supermarkets.

Store Development and Expansion

     The following table sets forth information concerning changes in the store base of the Company over the last five years.

                                      1991     1992     1993     1994    1995
Stores Opened (Net):
  Intermountain and Southwest            5        1        2        2      15
  California                             9        9        8        6       2

Total Number of Stores (end of period):
  Intermountain and Southwest          100      101      103      105     120
  California                             9       18       26       32      34


     Not including California operations, approximately 80% of the Company's stores have been opened or remodeled within the last seven years. Over the past five fiscal years, the Company's capital expenditures for the construction of new and remodeled stores (not including California operations) totaled approximately $414.0 million. In addition, during the same period the Company invested approximately $163.0 million in distribution, processing and other support facilities (not including California operations).

     The Company's real estate department locates, acquires and develops sites for future stores. The Company's 48 years of operation have allowed it to choose its store locations selectively as new residential areas have been developed. The Company believes that many of its stores are in developed areas where land values and the difficulties in locating suitable parcels would make it difficult to replicate the Company's existing store base. The Company has historically sought to purchase the best potential new store locations available in any target market. If the Company cannot purchase the best potential locations, however, it will consider leasing a location from its owner or a local developer. As a result of this strategy, giving effect to the California Divestiture, the Company owned 95 of its 120 stores, including the underlying land with respect to 86 of such owned stores, as of December 30, 1995. See "Item 2. Properties." In order to maximize its future capital expenditure resources, the Company intends to place a greater emphasis on leasing new stores following the consummation of the Transactions.

Merchandising

     The Company's merchandising strategy is to offer customers the ability to fulfill a significant portion of their daily and weekly shopping needs at one convenient location and to establish and promote its reputation as a low price leader in the trade area of each of its stores. The cornerstones of this strategy include:

     Everyday Low Pricing. The Company offers its products on an everyday low pricing ("EDLP") basis in all markets other than Phoenix and Tucson, where the Company offers a combination of EDLP and promotional pricing. The Company offers an EDLP program in most markets because the Company believes that it generally allows for higher overall profitability than a promotional pricing program. An EDLP program allows for more consistent prices over time than a promotional program, which entails variable pricing and higher levels of demand for sale products. As a result, EDLP simplifies inventory management and lowers operating costs.

     Quality Customer Service. The Company believes a key to its success is its emphasis on quality customer service. The Company provides courteous and efficient customer service by placing a high degree of emphasis on employee training. Most stores have a customer service counter located near the store entrance to answer questions and to assist customers in locating merchandise. The Company also provides rapid in-store checkout services, aided by the use of computerized scanning devices and the bagging of groceries at checkout. In most locations, stores are open 24 hours each day.

     Advertising and Promotion. The Company reinforces its low price image through extensive television advertising and through print advertising in newspapers and circulars. The Company divides its advertising budgets in a similar manner across its markets, with approximately 80% committed to print advertising and approximately 20% committed to radio and television advertising. The Company also takes an active interest in the communities in which its stores are located and maintains programs designed to contribute funds, products and manpower to local charities and civic groups.

     Specialty Departments. Each combination store provides certain specialty departments designed to provide one-stop shopping convenience to customers and to increase the frequency with which customers return to the store. The specialty departments, which vary depending upon store size and location, include delicatessens with prepared foods, full-service fresh fish and meat departments, bakeries, dry cleaning drop-off facilities, U.S. Post Office branches, pharmacies, video rental departments, take-out food counters, camera and photo departments with on-site film processing, floral departments and in-store banking provided by a regional or local bank.

     Private Label Program. Through its private label program, the Company offers in excess of one thousand items under the "Smith's," "Mountain Dairy," "Creek View" and other brand names. These products provide customers with quality comparable to that of national brands but at lower prices. Management believes that the Company's private label program is one of the most successful programs in the industry. The Company's owned manufacturing and processing facilities, including its milk and beverage plants, cultured dairy products plant, ice cream processing plant and frozen dough plant, supply the Company's stores with private label milk, milk products, fruit punches, sour cream, yogurt, cottage cheese, chip dip products, ice cream and novelty items, baked goods and other products and allow the Company to generate gross margins on such private label items that are generally higher than on national brands.

Operations

     The Company is divided into two major operating regions, the Intermountain Region and the Southwest Region, which are segmented into eight geographic districts. The Intermountain Region consists of stores in Utah, Idaho, Nevada and Wyoming. The Southwest Region consists of stores in Arizona, New Mexico and Texas. The districts are staffed with operational managers who are given as much autonomy as possible while retaining the advantages of central control over accounting, real estate, legal, data processing and other functions at the Company's headquarters. This operational autonomy enables management to react quickly to changes in local markets.

     District and store managers are responsible for store operations, local advertising formats, employee relations and development, customer relations, community affairs and other functions relating to local operations. The regional staff includes supervisors responsible for the meat, produce, bakery, non-food, pharmacy, one-hour photo, deli and prepared foods departments, who help each regional manager.

Purchasing, Distribution and Processing

     The Company's purchasing activities are regionally centralized, with most food products and all general merchandise being purchased in volume through regional buyers supervised by headquarter's management. Certain specialized or perishable products are purchased at regional warehouse levels.

     The Company owns and operates one of the most modern and efficient backstage operations in the industry. The Company's warehousing, distribution and processing facilities, which comprise approximately 3,000,000 square feet, have all been built, expanded or remodeled in the last five years. Central distribution facilities in Salt Lake City and Layton, Utah supply products to all stores in the Intermountain Region and distribute the majority of non-food merchandise, pharmaceutical products and certain bulk products to stores in the Southwest Region. An integrated distribution and processing center in Tolleson, Arizona includes complete warehousing operations and a dairy processing plant. The facility supplies products to all stores in the Southwest Region and Las Vegas. The Company also operates two produce warehouses, one in Ontario, California and the other in Albuquerque, New Mexico. See "Item 2. Properties." Approximately 80% of products sold in 1995 were shipped through the Company's distribution network.

     The Company transports food and merchandise from its distribution centers primarily through a Company-owned fleet of tractors and trailers which primarily serve nearby stores and through common carriers for stores located at greater distances. As of December 30, 1995, the Company's owned fleet included 158 tractors and 406 trailers. The Company seeks to lower costs on shipments by taking advantage of backhauling opportunities where available.

     The Company's processing facilities located in Tolleson, Arizona and Layton, Utah produce a variety of products under the Company's private label for distribution to Company stores. The Company's dairy plants process a variety of milk, milk products and fruit punches. The Company's automated frozen dough plant produces frozen bakery goods for final baking at in-store bakeries. The Company's cultured dairy products plant produces sour cream, yogurt, cottage cheese and chip dip products. The Company's ice cream processing plant supplies all stores with the Company's private label ice cream and novelty items.

     The Company believes that its central distribution facilities provide several advantages. Management is able to control inventory levels throughout its system in order to maximize the Company's in-stock position, while at the same time optimizing the use of store shelf space. Costs of products are reduced through centralized volume purchases and effective management of per-item transportation costs. Stores are also served more efficiently through central control of delivery schedules. By managing overall inventory levels, the Company seeks to maximize inventory turns and minimize investments in inventory. Management believes the Company's backstage operations will be able to accommodate the increased volume resulting from the integration of the Smitty's operations in Arizona following the Merger and to support anticipated future growth.

Information Systems and Technology

     The Company is currently supported by a full range of advanced management systems. The Company has implemented store-level inventory and item management systems developed on UNIX in-store processors using the Informix relational database. This application includes direct store delivery store receiving, which allows goods to be scanned electronically upon arrival at each store receiving dock. This system also includes price verification and order entry using hand-held personal computers. Store checkout is supported by NCR point-of-sale scanning. The Company's stores are supported by pharmacy, video rental, labor scheduling and time and attendance systems which help the Company facilitate customer service while managing labor costs.

     The Company's buying operations are supported by the AS/400-based E3 forecasting and purchasing system which uses statistical models of seasonality, promotions and buying behavior to optimize inventory levels. The Company's distribution centers operate utilizing leading software of the Dallas Systems Company. The key components are the Distribution Center Management Control System, which is used for all inventory processing, and the Distribution Center Assignment Monitoring System (DCAMS), which is used for labor standards management. To increase operating efficiency and decrease labor costs, the DCAMS system transmits work assignments to lift drivers and order selectors through a radio-frequency terminal. The Company is currently installing the OMI purchasing and forecasting system which will be used for distribution center replenishment. The installation is expected to be completed during 1996.

     The Company's computer operations and applications development activities were outsourced to Electronic Data Systems in 1992 under a ten-year outsourcing agreement.

Competition

     The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "supercenters." The Company's competitors continue to open new stores in the Company's existing markets. In addition, new competitors have entered the Company's markets in the past and could do so in the future. Supermarket chains generally compete on the basis of price, location, quality of products, service, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions. Some of the Company's competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position. The Company's ability to respond to competitive pressures following the consummation of the Transactions could be adversely affected by its highly leveraged financial condition.

     The Company's principal supermarket competitors in the Salt Lake City market are Albertson's, Ream's Food Stores, Harmons, Fred Meyer, and Dan's Foods. In the Phoenix market, the Company's principal competitors include Fry's, Bashas Markets, Safeway, ABCO, Smitty's, Albertson's, Mega Foods and, prior to the Merger, Smitty's. In Albuquerque, the Company's principal competitors are Furr's, Jewel Osco and Albertson's, and in Las Vegas, the Company's main competitors are Lucky, Vons and Albertson's. The Company also competes with various drug chains and other non-food operators in each of its markets.

Employees and Labor Relations

     The Company's policy is to train and develop its employees and promote from within. The Company generally prefers to promote its own employees to store manager positions. Management-level employees, including store department managers, participate in incentive compensation programs tied to profitability, and such compensation programs can represent a significant percentage of such managers' total compensation. The Company believes that its employee retention rate is high within the industry, especially at the store-manager level and above.

     Excluding California operations, as of December 30, 1995, the Company employed approximately 16,000 persons, approximately 53% of whom were full-time and 47% of whom were part-time. Approximately 50% of the Company's employees are unionized. The Company's unionized employees work under 15 collective bargaining agreements with local labor unions, primarily in Arizona, Nevada and New Mexico, which typically have three-year terms. Management of the Company believes that it will be able to renew existing agreements on terms satisfactory to the Company. If it is unable to do so, however, there could be a material adverse effect on the Company's operations. The wages and benefits provided in the Company's collective bargaining agreements are substantially similar to those of its supermarket competitors. The Company has not experienced a work stoppage in the past ten years and considers its relations with its employees and labor unions to be satisfactory.

Environmental Matters

     The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company. The Company, from time to time, has or may in the future receive requests from environmental regulatory authorities to provide information or to conduct investigation or remediation activities. None of these requests is expected by management to have a material adverse effect on the Company's business.

Governmental Regulation

     The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of alcoholic beverages, pharmaceuticals, milk and other agricultural products, as well as various other food and drug items and also regulate trade practices, advertising, building standards, labor, health, safety and environmental matters. The Company from time to time receives inquiries from state and federal regulatory authorities with respect to its comparative advertising practices, pricing policies, employment practices and other trade practices. None of these inquiries, individually or in the aggregate, has resulted, or is expected by management to result, in any order, judgment, fine or other action that has, or would have, a material adverse effect on the business or financial position of the Company.

Trade Names, Service Marks and Trademarks

     The Company uses a variety of trade names, service marks and trademarks in its business including "Smith's," "Smith's Food & Drug Centers," "Mountain Dairy," "Creek View," "PriceRite," and numerous others. While the Company believes its trademarks are important to its business, except for "Smith's," "Smith's Food & Drug Centers" and "PriceRite," the Company does not believe any of such trademarks are critical to its business.

California Divestiture

     In late 1995, management determined that because of the attractive growth prospects of the Company's principal markets and the competitive environment in California, the Company would attempt to sell its California operations and redeploy its resources into its non-California markets.

     In December 1995, the Company entered into an agreement to sublease its Riverside, California distribution center to Ralphs Grocery Company ("Ralphs"), an affiliate of Yucaipa. On January 29, 1996, Ralphs commenced the sublease of the Riverside distribution center and dairy plant for an initial term of 23 years. Ralphs also purchased certain equipment and inventory for an aggregate purchase price (net of certain offsetting payments) of approximately $8.7 million. The sublease provides for a subrental of approximately $8.8 million per annum, which is substantially the same amount as is payable by the Company under the master lease, and requires Ralphs to fulfill substantially all of the other monetary obligations of the Company under the master lease.

     In January 1996, the Company entered into agreements to sell or lease 16 of its California stores and three non-operating properties. The Company has substantially completed the sale of these stores, including related equipment and inventory. Of the 16 sold stores, the Company has leased or subleased eight operating stores and one non-operating store to Ralphs. The non-operating store, located in Beaumont, California, is partially completed, and has been subleased by Ralphs in "as is" condition. The subleases to Ralphs are for terms, and at subrentals, that are substantially equivalent to the terms of, and the rentals payable under, the master store leases (except that Ralphs is not responsible for rent escalations in the master store lease of one of the subleased stores). The remaining eight stores were sold to other supermarket companies, four pursuant to outright sales, two pursuant to assignments of underlying leases and two pursuant to subleases. The two subleases are subject to early termination if the Company has not satisfied certain conditions within 18 months.

     The Company has substantially completed the California Divestiture transactions described above and, since December 30, 1995, has received net cash proceeds of approximately $67.2 million (excluding store inventory). The Company expects to receive approximately $10.6 million of additional cash proceeds shortly following the consummation of the Transactions. As of March 16, 1996, all of the unsold California stores have been closed. In connection with its decision to cease operations in California, the Company recorded pre-tax restructuring charges of $140 million for the year ended December 30, 1995 to reflect the anticipated cost to the Company of the California Divestiture.

     In connection with the California Divestiture, the Company entered into a settlement agreement with the California Attorney General (the "CAG") relating to the stores that were sold, leased, or closed. Under the settlement agreement, the Company agreed that, for a period of five years, it would not operate any of the closed stores as supermarkets without the permission of the CAG. In addition, for the same five-year period, the Company agreed not to (i) transfer the closed stores to third parties for supermarket use without the CAG's approval, (ii) transfer such stores for non-supermarket use without prior notice to the CAG, and (iii) sell any of such stores subject to restrictions as to future supermarket use.

Description of Smitty's Business

     Smitty's is a leading regional supermarket operator based in Phoenix, Arizona which through its wholly owned subsidiary, Smitty's Super Valu, operates 25 stores in the Phoenix area and three stores in the Tucson area. Smitty's stores provide high quality fresh and prepared foods, groceries, general merchandise, restaurants and ancillary services in a shopping environment which emphasizes service, convenience, quality, selection and customer satisfaction. Smitty's Super Valu's 35-year presence in the Phoenix community has enabled it to locate its stores in strategic and convenient sites. These locations, together with Smitty's unique super combination store format, have provided it with high name recognition and customer loyalty.

     Store Formats. Smitty's, which will become a subsidiary of the Company upon consummation of the Merger, currently operates (i) 21 food and general merchandise "super combination" stores which average 105,000 square feet in size, (ii) six food and drug combination stores, which average 63,000 square feet in size, and (iii) one conventional supermarket. Smitty's "super combination" stores offer a full line of supermarket items, a broad range of drug store and pharmaceutical items and an expanded selection of general merchandise. These stores offer numerous services and specialty departments, including fresh produce, full-service fresh meat, delicatessen, seafood, bakery, prepared foods, fresh-cut flowers and video and photo departments, pharmacies, food courts, restaurants and full-service bank branches, family style hair salons and airline ticket counters. The food and drug combination stores offer a full selection of products and services, including full-service fresh meat, delicatessen, seafood and bakery departments, an expanded line of health care and beauty aids, a restaurant, snack bar or food court and full-service banking.

     Purchasing and Distribution. Smitty's currently makes approximately 60% of its annual purchases from the Arizona division of Fleming Foods West, Inc. ("Fleming"). Smitty's has reached an agreement in principle with Fleming to amend the supply agreements to make Fleming a back-up supplier to Smitty's through the end of 1997.

     Employees and Labor Relations. As of January 14, 1996, Smitty's employed 4,600 people, of whom approximately 36% were full-time and approximately 64% were part-time. Approximately 4,100 employees working in the stores, constituting approximately 89% of Smitty's employees, are covered by a collective bargaining agreement that expires in October 1997. Smitty's has not experienced a work stoppage in the past ten years and considers its relations with its employees and the unions to be satisfactory.

     Frequent Shopper Program. Smitty's has developed a proprietary information system that updates and maintains a comprehensive customer database used for its unique frequent shopper program, Shopper's Passport. Customers obtain a Shopper's Passport bar-coded scan readable card which entitles them to receive a number of benefits, including discounts on certain purchases, check cashing authorization and participation in special promotions held throughout the calendar year. Management believes that as a result of this program, Shopper's Passport has established one of the most comprehensive supermarket customer data bases in the country. The Company is evaluating plans to utilize the Shopper's Passport program in the Company's stores throughout the Phoenix and Tucson markets following the Merger.

     Trade Names, Service Marks and Trademarks. Smitty's uses a variety of trade names, service marks and trademarks. Except for "Smitty's" and "Shopper's Passport," the Company does not believe any of such tradenames, service marks or trademarks is material to Smitty's business.

Operating Strategy Following Consummation of the Transactions

     Management, in conjunction with Yucaipa, has developed a strategic plan designed to: (i) expand operations in existing and adjacent markets,
(ii) realize operating synergies and cost savings resulting from the Merger,
(iii) improve working capital management, (iv) grow its recently introduced price impact warehouse stores and (v) dispose of remaining California real estate following consummation of the Transactions.

     Expand Operations in Existing and Adjacent Markets. Management believes that there are significant opportunities to increase the Company's sales and gain efficiencies in its existing markets through new store openings and store remodels. From 1991 through 1994, management primarily focused on the Southern California market, opening a net of 32 new stores in Southern California compa-red to a net of 10 new stores in its other markets. In 1995, the Company opened 19 new stores, only two of which were located in California. In an effort to more fully realize its market potential in its non-California markets, in 1995 the Company began opening smaller combination stores (54,000 to 60,000 square feet) in existing markets as part of a "fill-in" strategy. By pursuing a growth strategy which emphasizes opening new stores within its existing and adjacent markets, the Company believes it can increase its market share and improve its distribution and other efficiencies, while taking advantage of such markets' favorable growth prospects.

     Realize Operating Synergies and Cost Savings Resulting from the Merger. Management believes that approximately $25 million of net annual cost savings are achievable over a three-year period following the Merger. The majority of such cost savings opportunities relate to its Arizona operations and are believed to be achievable (on an annualized basis) by the end of the first full year of operations following the Merger. It is anticipated that approximately $17 million of capital expenditures and approximately $10 million of other expenses will be required to integrate the Arizona operations and realize such cost savings. The estimates of potential cost savings resulting from the Merger contained in this report are forward looking statements that involve risks and inherent uncertainties that could cause actual net annual cost savings to differ materially from those projected. See "_Ability to Achieve Anticipated Cost Savings" below. In connection with the Transactions, the Company and Smitty's are evaluating the format mix of the combined
Arizona store base and are assessing the possibility of modifying the formats of certain stores.

     Improve Working Capital Management. Management believes that the Company can improve its working capital management. Under Yucaipa's management, other companies have achieved working capital improvements; however, there can be no assurance that similar improvements can be achieved by the Company.

     Grow Recently Introduced Price Impact Warehouse Format. The Company recently developed a price impact warehouse store format and during 1995 opened four of these stores in the Las Vegas area operating under the name "PriceRite Grocery Warehouse." Management believes that a number of the Company's markets are underserved by price impact warehouse stores and that there are substantial opportunities for expansion of the Company's PriceRite format through the conversion of existing stores and the opening of new stores. Yucaipa, through its management of other supermarket companies, has extensive experience in expanding and profitably operating price impact warehouse formats.

     Dispose of Remaining California Real Estate. Following the consummation of the Transactions, management, in conjunction with Yucaipa, anticipates that it will pursue a strategy to dispose of certain real estate assets in California, including leased and owned stores, non-operating, and excess land. The Company would use the net cash proceeds from the sale of these assets to either reinvest in the Company's business or reduce indebtedness incurred in connection with the Transactions. At December 30, 1995, the aggregate book value of such assets was approximately $260 million. If this strategy is adopted, as anticipated, the Company would record a charge to earnings, which could be substantial, to reflect the difference between the anticipated cash proceeds from the accelerated dispositions and the Company's existing book values and carrying costs for such assets.

Ability to Achieve Anticipated Cost Savings

     Management of the Company has estimated that approximately $25 million of annualized net cost savings (as compared to such costs for the pro forma combined fiscal year ended December 30, 1995) can be achieved over a three-year period as a result of integrating the Arizona operations of the Company and Smitty's. These estimates of potential cost savings are forward looking statements that are inherently uncertain. Actual cost savings, if any, could differ materially from those projected. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings anticipated in these forward looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing and new competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the Recapitalization and Merger and the operations of the Company and Smitty's;
(iii) loss or retirement of key members of management or the termination of the Management Services Agreement with Yucaipa; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores; (vii) prolonged labor disruption; (viii) deterioration in general or regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as a result of the conversion of store formats; (xi) adverse determinations in connection with pending or future litigations or other material claims against the Company;
(xii) inability to achieve future sales levels and other operating results that support the cost savings, and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen costs and expenses or other factors will not offset the projected cost savings in whole or in part.

Item 2.  Properties

     As of December 30, 1995, giving effect to the California Divestiture, the Company would have owned 95 of its 120 operating stores, including the underlying land with respect to 86 of such owned stores. The Company's stores are located throughout a seven-state area as follows:

State                 Stores Owned       Stores Leased           Total

Arizona                     27                   3                  30
Utah                        30                   5                  35
Nevada                      12                  10                  22
New Mexico                  15                   4                  19
Idaho                        4                   1                   5
Wyoming                      3                   2                   5
Texas                        4                   0                   4
                            --                  --                 ---
  Total                     95                  25                 120
                            ==                  ==                 ===


     The Company leases or subleases 25 of its operating stores from third parties under leases expiring between 1997 and 2023. Nine of the Company-owned stores are located on property which is ground-leased from third parties under leases expiring between 2007 and 2045. In most cases, such building and ground leases are subject to customary renewal options.

     The Company owns a 1,180,000 square-foot distribution and dairy processing center in Tolleson, Arizona, 573,000 square feet of grocery warehousing facilities and 348,000 square feet of processing plants in Layton, Utah and a 226,000 square foot non-food warehouse in Salt Lake City, Utah. The Company also leases a 40,000 square-foot produce and forward-purchasing warehouse in Albuquerque, New Mexico, a 408,000 square-foot non foods warehouse in Salt Lake City, Utah and a 205,000 square-foot produce warehouse in Ontario, California, under leases expiring in 1997, 1997 and 1999, respectively.

     The Company's corporate offices, data processing and records storage facilities are located in over 100,000 square feet of office and warehouse space owned by the Company in Salt Lake City, Utah.

Item 3.  Legal Proceedings

     The Company, in the ordinary course of its business, is party to various legal actions. Management believes these are routine in nature and incidental to the operations of the Company. Management believes that the outcome of any proceedings to which the Company is currently a party will not, individually or in the aggregate, have a material adverse effect on the operations or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                            PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Class B Common Stock is listed on the New York Stock Exchange under the symbol "SFD". The following table shows the high and low sales prices per share for all quarters of fiscal 1994 and 1995:

                                 High                Low
                                -------             -------
Fiscal 1994
First Quarter                   $24 1/8             $20 1/8
Second Quarter                   22                  18 1/8
Third Quarter                    24 3/4              18 1/2
Fourth Quarter                   26 3/4              22 5/8

Fiscal 1995
First Quarter                   $27 5/8             $23
Second Quarter                   24                  19 1/4
Third Quarter                    20 1/4              18 1/8
Fourth Quarter                   27 3/4              19 3/8


     As of March 25, 1996, there were 236 Class A Common Stockholders and 1,129 Class B Common Stockholders of record. There are numerous stockholders who hold their Class B Common Stock in the "street name" of their various stock brokerage houses.

     Cash dividends of $.15 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1995, totaling $.60 per common share for fiscal 1995. Cash dividends of $.13 per share of Class A Common Stock and Class B Common Stock were paid in each of the previous quarters of fiscal 1994, totaling $.52 per common share for fiscal 1994. The Company paid a quarterly cash dividend of $.15 per common share for the first quarter of fiscal 1996. However, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation_Liquidity and Capital Resources," the Company intends to discontinue the payment of cash dividends on the Common Stock following the consummation of the Transactions and the payment of future dividends will be severely restricted by the terms of the financing agreements entered into by the Company in connection with the Transactions.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated historical financial and other data of the Company for the five fiscal years ended December 30, 1995, which have been derived from the financial statements of the Company audited by Ernst & Young LLP, independent auditors. The following information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto included elsewhere herein.

                             52 Weeks        53 Weeks     52 Weeks    52 Weeks      52 Weeks
                              Ended           Ended        Ended       Ended         Ended
                           December 28,    January 2,   January 1,  December 31,  December 30,
                              1991            1993         1994         1994          1995
                           ------------    ----------   -----------  ------------  ------------
                                      (dollars in millions, except per share data)

Operating Data:
 Net sales                 $   2,217.4   $   2,649.9  $   2,807.2   $   2,981.4   $   3,083.7
 Gross profit                    498.6         611.6        637.2         669.1         697.0
 Operating, selling and
   administrative expenses       344.4         419.7        430.3         440.8         461.4
 Depreciation and
   amortization                   50.5          67.8         82.2          94.5         105.0
 Interest expense                 30.3          36.1         44.6          53.7          60.5
 Restructuring charges(a)            -             -            -             -         140.0
 Net income (loss)                45.1          53.7         45.8          48.8         (40.5)
 Net income (loss) per
   common share            $      1.65   $      1.79  $      1.52   $      1.73   $     (1.62)
 Weighted average common
   shares outstanding       27,397,973    29,962,011   30,238,811    28,176,907    25,030,882


Balance Sheet Data
(end of period):
 Working capital           $      30.7   $      91.2   $     160.4  $      62.3   $     162.7
 Total assets                  1,196.7       1,486.1       1,654.3      1,653.5       1,686.2
 Total debt(b)                   395.4         612.7         725.5        718.9         746.2
 Redeemable preferred stock        8.5           7.5           6.5          5.4           4.3
 Total stockholders'equity $     474.4   $     515.4   $     542.2  $     475.3   $     416.7

Other Data:
 Stores open at end of             109           119           129          137           154
   period(c)
 Capital expenditures      $     281.6   $     208.0   $     322.3  $     146.7   $     149.0
 Ratio of earnings to
   fixed charges(d)              3.02x         3.06x         2.55x        2.18x         1.92x

_____________________

(a) Reflects charges in connection with the California Divestiture. See Note K to Notes to Consolidated Financial Statements of the Company included elsewhere herein.
(b) Total debt includes long-term debt and current maturities of long-term debt.
(c) After giving effect to the California Divestiture, the Company will operate 120 stores. See "Item 1. Business."
(d) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of earnings before income taxes, restructuring charges and fixed charges. "Fixed charges" consist of interest expense, amortization of deferred debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor). For the five-year period ended December 30, 1995, the Company has not paid any preferred stock dividends.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Due to the Transactions and the California Divestiture, the Company believes that its future operating results may not be directly comparable to its historical operating results. Certain factors which are expected to affect the future operating results of the Company (or their comparability to prior periods) are discussed below.

     California Divestiture. The Company has historically focused on expansion into high growth markets, which led to its entrance into Southern California in 1991. During the period from 1991 through 1995, the Company opened 34 stores in Southern California and a 1,100,000 square foot distribution center and dairy plant in Riverside, California. Management determined that because of the attractive growth prospects in the Company's other principal markets and the competitive environment in Southern California, it would redeploy Company resources from California into such other markets. In December 1995 the Company executed a sublease with Ralphs pursuant to which Ralphs agreed to sublease the Riverside distribution center and dairy plant for the remaining 23-year term of the Company's lease. Ralphs also agreed to purchase certain related equipment and inventory. The sublease term commenced and the related purchases were consummated on January 29, 1996. In January 1996, the Company entered into agreements to sell or lease 16 of its California stores and related equipment and three non-operating properties to various supermarket companies (including Ralphs) and others and indicated that the remaining 18 stores would be closed as soon as practicable. Of the stores being sold or leased, four stores owned by the Company are being sold outright, two store leases are being assigned, three stores owned by the Company are being leased and seven leased stores are being subleased. Since December 30, 1995, the Company has received net cash proceeds of approximately $67.2 million from the store, equipment and property sales and expects to receive an additional approximately $10.6 million shortly after the consummation of the Transactions. As of March 16, 1996, all of the California stores have been closed. In connection with its decision to cease operations in California, the Company recorded pre-tax restructuring charges of $140 million for the year ended December 30, 1995 to reflect the anticipated cost to the Company of the California Divestiture. See Note K of the Notes to Consolidated Financial Statements of the Company.

     Certain information pertaining to the Company's California operations is summarized below:

                         52 Weeks     53 Weeks    52 Weeks     52 Weeks      52 Weeks
                          Ended        Ended       Ended        Ended         Ended
                       December 28,  January 2,  January 1,  December 31,  December 30,
                           1991         1993        1994         1994          1995
                       ------------  ----------  ----------  -----------   ------------
                                            (dollars in millions)
California stores at
  end of period                9           18          26           32            34
Net sales                 $ 35.9       $320.4      $472.8       $652.9        $674.6
Capital expenditures:
  Stores                   118.4        160.0       136.1         53.0          23.4
Backstage facilities         1.1         33.8        80.6          2.7           1.3
                          ------       ------      ------       ------        ------
    Total capital
      expenditures        $119.5       $193.8      $216.7       $ 55.7        $ 24.7
                          ======       ======      ======       ======        ======



     Remaining California Real Estate. After completion of the California Divestiture, the Company will continue to own real estate assets in California having an aggregate book value at December 30, 1995 of approximately $260 million. These assets include the stores leased or subleased as part of the California Divestiture (having an aggregate book value at December 30, 1995 of $42.5 million), the closed stores (aggregate book value_$115.3 million) and certain non-operating stores and other excess real estate (aggregate book value_$102.2 million). These properties have annual carrying costs of approximately $7 million (excluding depreciation and amortization). Management's present policy is to own and manage its real estate assets, including those in California, in order to maximize their long-term values, and, as a result, the Company maintains a fully staffed real estate, construction and property management capability. The Company believes that there are several viable strategies for maximizing the value of its California real estate assets over the next five years and that the implementation of these policies would not have any material negative impact on future earnings. Following the consummation of the Transactions, management, in conjunction with Yucaipa, anticipates that it will pursue a strategy to dispose of certain real estate assets in California on an accelerated basis, including leased stores, closed stores and excess land. The Company would use the net cash proceeds from the sales of these assets to either reinvest in the Company's business or reduce indebtedness incurred in connection with the Transactions. If this strategy is adopted, as anticipated, the Company would record a charge to earnings, which could be substantial, to reflect the difference between the anticipated cash proceeds from the accelerated dispositions and the Company's existing book values and carrying costs for such assets. This charge will cause a substantial decrease in the Company's earnings for such period and net worth, but is not otherwise anticipated to adversely affect the Company's liquidity or ongoing results of operations.

     Debt Refinancing and Recapitalization Charges. In connection with the anticipated consummation of the Transactions at May 1, 1996, the Company will refinance approximately $628.2 million of its existing mortgage notes and unsecured indebtedness as well as approximately $39.7 million of its revolving credit borrowings. The Company will also refinance approximately $101.9 million of existing indebtedness of Smitty's (assuming a 100% tender of the existing Senior Subordinated Notes due 2004 of Smitty's Super Valu, Inc. (the "Smitty's Notes") and the Senior Discount Debentures due 2006 of Smitty's (the "Smitty's Debentures")). In connection with such debt refinancings, the Company will pay make-whole and other premiums estimated at approximately $97.2 million. These refinancing premiums, together with approximately $11.7 million of debt issuance costs, will be written off upon the consummation of the Transactions and reflected as an extraordinary charge for the quarter in which the Transactions are consummated. It is estimated that this charge, net of taxes, will be approximately $66.4 million. The Company will also record approximately $12.5 million of pre-tax compensation expense in connection with the purchase of certain management stock options as part of the Recapitalization.

     Integration of Arizona Operations. Following the Merger, management of the Company has estimated that approximately $25 million of net annual cost savings (as compared to costs for the pro forma combined fiscal year ended December 30, 1995) are achievable by the end of the third year of combined operations. Management believes that approximately $17 million in Merger-related capital expenditures and approximately $10.0 million of other expenses will be required to integrate Arizona operations and realize such cost savings. Management anticipates that a charge related to such costs will be recorded in the quarter in which the Transactions are consummated.

     Purchase Accounting. The Merger will be accounted for as a purchase of Smitty's by the Company. As a result, the assets and liabilities of Smitty's will be recorded at their estimated fair value as of the date the Merger is consummated. The purchase price for Smitty's will be determined by reference to the trading price of the Company's Class B Common Stock following the consummation of the Merger. The purchase price in excess of the fair value of Smitty's assets will be recorded as goodwill and amortized over a 40-year period. The actual purchase accounting adjustments will be determined following the Merger.

Results of Operations

     The Company's fiscal year ends on the Saturday closest to December 31.
The following table sets forth the selected historical operating results of the Company for the three fiscal years ended December 30, 1995:

                                                                   As a Percentage of Sales
                                                              ------------------------------------
                          52 Weeks    52 Weeks      52 Weeks   52 Weeks    52 Weeks     52 Weeks
                           Ended       Ended         Ended      Ended       Ended        Ended
                         January 1, December 31, December 30, January 1, December 31, December 30,
                           1994        1994          1995       1994        1994         1995
                         ---------- ------------ ------------ ---------- ------------ ------------
                               (dollars in millions)
Net sales                 $2,807.2     $2,981.4     $3,083.7     100.0%       100.0%       100.0%
Gross profit                 637.2        669.1        697.0      22.7%        22.4%        22.6%
Operating, selling and
  administrative expenses    430.3        440.8        461.4      15.3%        14.8%        15.0%
Depreciation and
  amortization                82.2         94.5        105.0       2.9%         3.2%         3.4%
Operating income             124.7        133.8        130.7       4.4%         4.5%         4.2%
Interest expense              44.6         53.7         60.5       1.6%         1.8%         2.0%
Restructuring charges            -            -        140.0         -%           -%         4.5%
Income taxes (benefit)        34.3         31.3        (29.3)      1.2%         1.1%        (1.0)%
Net income (loss)             45.8         48.8        (40.5)      1.6%         1.6%        (1.3)%



Comparison of Results of Operations for the 52 weeks ended December 30, 1995 with Results of Operations for the 52 weeks ended December 31, 1994

     Net Sales. Net sales increased $102.3 million, or 3.4%, from $2,981.4 million in 1994 to $3,083.7 million in 1995. The sales increase in 1995 was attributable to a net increase of 17 stores as of the end of 1995, offset in part by a 3.4% decrease in same store sales. As adjusted to exclude the Company's California stores, net sales increased $80.7 million, or 3.5%, from $2,328.5 million in 1994 to $2,409.2 million in 1995. As adjusted to exclude the Company's California stores, same store sales decreased 3.2% in 1995, caused primarily by the Company's discontinuance of its "ad match" program in the Phoenix and Tucson markets and new stores opened by competitors in the Company's markets.

     Gross Profit. Gross profit increased $27.9 million, or 4.2%, from $669.1 million in 1994 to $697.0 million in 1995. Gross margins during 1995 and 1994 were 22.6% and 22.4%, respectively. The increase in 1995 is due primarily to less aggressive promotional activity in the Phoenix and Tucson markets following the discontinuance of the Company's "ad match" program, reduced charges for inventory shrinkage and improved competitive conditions in Utah, which were partially offset by the increase in the LIFO charge and increased new store openings. The pre-tax LIFO charge was $4.0 million in 1995 compared to $2.5 million in 1994. Newly opened stores apply pressure on gross margins until the stores become established in their respective markets. The Company opened 19 new stores during 1995 (including two in California) compared to eight stores in 1994 (including six in California).

     Operating, Selling and Administrative Expenses. Operating, selling and administrative expenses ("OS&A") increased $20.6 million, or 4.7%, from $440.8 million in 1994 to $461.4 million in 1995. As a percent of net sales, OS&A increased from 14.8% in 1994 to 15.0% in 1995. The increase was caused principally by the increase in new store opening costs compared to the prior year. The decrease in same store sales also contributed to the increase of OS&A as a percentage of net sales.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $10.5 million, or 11.1%, from $94.5 million in 1994 to $105.0 million in 1995, primarily due to the addition of new combination stores and equipment replacements in remodeled stores.

     Interest Expense. Interest expense increased $6.8 million from $53.7 million in 1994 to $60.5 million in 1995 primarily as a result of net increases in the average debt amounts for each period.

     Restructuring Charges. As a result of the California Divestiture, the Company recorded $140 million of pre-tax restructuring charges to reflect the estimated costs associated with the sale, lease or closure of its Southern California stores and the Riverside distribution center. See Note K of the Notes to Consolidated Financial Statements of the Company included elsewhere herein.

     Income Taxes. The Company recorded a tax benefit of $29.3 million in 1995 compared to an expense of $31.3 million in 1994. The benefit recorded in 1995 reflects an adjustment (benefit) of $53.4 million of the Company's deferred taxes as a result of losses incurred in connection with the California Divestiture.

     Net Income (Loss). Income before restructuring charges decreased by $5.3 million, or 10.9%, from $48.8 million in 1994 to $43.5 million in 1995. Income per common share before restructuring charges decreased 0.6% from $1.73 in 1994 to $1.72 in 1995. Primarily as a result of the restructuring charges, the Company recorded a net loss of $40.5 million for 1995 ($1.62 per share) compared to net income of $48.8 million in 1994 ($1.73 per share). The weighted average number of common shares outstanding was 25,030,882 in 1995 and 28,176,907 in 1994.

Comparison of Results of Operations for the 52 weeks ended December 31, 1994 with Results of Operations for the 52 weeks ended January 1, 1994

     Net Sales. Net sales increased $174.2 million, or 6.2%, from $2,807.2 million in 1993 to $2,981.4 million in 1994. The sales increase in 1994 was attributable to a net increase of eight stores as of the end of 1994, offset in part by a 2.3% decrease in same store sales. As adjusted to exclude the Company's California stores, net sales decreased $5.9 million, or 0.3%, from $2,334.4 million in 1993 to $2,328.5 million in 1994. As adjusted to exclude the Company's California stores, same store sales decreased 1.3% in 1994. The decrease in same store sales (excluding California) in 1994 was caused primarily by competitive new store openings in the Company's principal market areas and increased overall price competition in Utah.

     Gross Profit. Gross profit increased $31.9 million, or 5.0%, from $637.2 million in 1993 to $669.1 million in 1994. Gross margins during 1994 and 1993 were 22.4% and 22.7%, respectively. The decrease in gross margin in 1994 was caused primarily by the Company's aggressive Utah pricing program which commenced in the second half of 1993 and continued through most of 1994. To reinforce the Company's everyday low price program, prices in Utah stores were lowered on more than 10,000 grocery, meat and produce items. The Company opened eight new stores during 1994 (including six in California) compared to ten new stores during 1993 (including eight in California).

     Operating, Selling and Administrative Expenses. OS&A increased $10.5 million, or 2.4%, from $430.3 million in 1993 to $440.8 million in 1994. As a percent of net sales, OS&A decreased from 15.3% in 1993 to 14.8% in 1994. The decrease in 1994, resulting primarily from the Company's program to reduce operating costs, was somewhat offset by the higher operating and labor costs associated with the expansion into Southern California.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $12.3 million, or 15.0%, from $82.2 million in 1993 to $94.5 million in 1994, due to the addition of new food and drug combination stores and distribution and processing facilities.

     Interest Expense. Interest expense increased $9.1 million from $44.6 million in 1993 to $53.7 million in 1994 as a result of net increases in the average debt amounts for each period.

     Income Taxes. Income taxes as a percent of income before income taxes were 39.1% in 1994 and 42.8% in 1993. The Omnibus Budget Reconciliation Act of 1993 increased the Company's Federal tax rate from 34% to 35%. As a result of the increased tax rate, net income for 1993 was reduced by $2.75 million, or $0.09 per common share. This reduction consisted of $0.8 million, or $0.03 per common share, for the rate increase on income earned in 1993 and $1.95 million, or $.06 per common share, for the increase in recorded deferred taxes.

     Net Income. Net income increased 6.6% from $45.8 million in 1993 to $48.8 million in 1994. However, as a result of a reduction in the number of shares outstanding through the Company's buy-back programs, net income per common share increased 14% from $1.52 to $1.73. During 1994, the Company repurchased
4.9 million shares of Common Stock in the open market. The weighted average number of shares of Common Stock outstanding in 1994 was reduced by approximately 1.9 million shares, which increased net income per common share by $0.11.

Liquidity and Capital Resources

     The Company's cash flow from operating activities was $140.6 million for fiscal 1995 and $203.6 million for fiscal 1994. The decrease in cash flow from operating activities was due primarily to balance fluctuations in operating assets and liabilities resulting from the execution of cash management policies based upon cash availability. Trade accounts payable decreased cash provided by operating activities by $21.7 million in 1995 and increased cash provided by operating activities by $50.6 million in 1994. One of the Company's principal uses of cash in its operating activities is inventory purchases. However, supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. This reduces the need for short-term borrowings and allows cash from operations to be used for non-current purposes such as financing capital expenditures and other investing activities.

     The Company's cash used in investing activities was $146.3 million during fiscal 1995 and $127.4 million during fiscal 1994. Investing activities consisted primarily of additions to property and equipment for new stores, remodels and equipment purchases.

     The Company received approximately $7.5 million of cash from financing activities for fiscal 1995 and used approximately $123.9 million of cash in financing activities in fiscal 1994. The primary difference in financing activities from 1994 to 1995 of $131.4 million was the repurchase of Common Stock in 1994. In 1994, the Company purchased approximately $109.2 million of its Common Stock under its stock buy-back program.

     At December 30, 1995 and January 1, 1994, the Company had outstanding $725.2 million and $699.9 million, respectively, of long-term debt, principally borrowed from insurance companies and other institutional lenders. The Company has not experienced difficulty to date in obtaining financing at satisfactory terms. Assuming that the Transactions are not consummated, management believes that the financial resources available to it, including proceeds from sale/leaseback transactions, amounts available under existing and future bank lines of credit, additional long-term financings and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the forseeable future, including debt and lease servicing requirements. Certain of the Company's existing debt agreements require the Company to comply with various financial covenants, including maintenance of certain levels of minimum net worth. The Company was in compliance with all such covenants at December 30, 1995.

     In order to consummate the Transactions, the Company expects to utilize total new financing proceeds in the amount of approximately $1.4 billion. The Company will enter into the New Credit Facility pursuant to which it will borrow up to $655 million of term loans (the "New Term Loans") and will have available a $190 million revolving credit facility (the "New Revolving Facility"), of which approximately $52.7 million is anticipated to be outstanding at the consummation of the Transactions. The Company will also issue $250 million principal amount of New Senior Notes, $400 million principal amount of New Senior Subordinated Notes and $75 million liquidation preference of New Preferred Stock. The proceeds from the New Credit Facility and the offerings of the Company's new securities will provide the sources of financing required to consummate the Transactions and pay related fees and expenses (including debt refinancing premiums). The Company will also assume certain existing indebtedness of Smitty's.

     The New Revolving Facility will be available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. A portion of the New Revolving Facility may be used to support letters of credit, approximately $28 million of which are anticipated to be outstanding upon consummation of the Transactions. The New Revolving Facility will be non-amortizing and will have a six and one-quarter year term. The Company will be required to reduce loans outstanding under the New Revolving Facility to $85 million for a period of not less than 30 consecutive days during the first 12 months following the Merger and to $75 million for a period of not less than 30 consecutive days during each consecutive 12-month period thereafter. Assuming that the Merger closes on May 1, 1996, giving effect to currently anticipated borrowings and letter of credit issuances, the Company's remaining borrowing availability under the New Revolving Facility would be approximately $109.3 million. Pursuant to the New Credit Facility, the New Term Loans will be issued in four tranches: (i) Tranche A, in the amount of $330 million, will have a six and one-quarter year term; (ii) Tranche B, in the amount of $110 million, will have a seven and one-half year term; (iii) Tranche C, in the amount of $110 million, will have an eight and one-half year term; and (iv) Tranche D, in the amount of $105 million, will have a nine and one-quarter year term. The New Term Loans will require quarterly amortization payments. The New Credit Facility will be guaranteed by each of the Company's subsidiaries and secured by liens on substantially all of the unencumbered assets of the Company and its subsidiaries and by a pledge of the Company's stock in such subsidiaries.

     The Company will be subject to certain customary affirmative and negative covenants contained in the New Credit Facility, including, without limitation, covenants that restrict, subject to specified exceptions, (i) the incurrence of additional indebtedness and other obligations, (ii) mergers and acquisitions,
(iii) asset sales, (iv) the granting of liens, (v) prepayment or repurchase of other indebtedness, (vi) engaging in transactions with affiliates, (vii) capital expenditures, (viii) the making of investments, (ix) dividends and other payments with respect to equity interests, or (x) rental payments. In addition, the New Credit Facility will require that the Company maintain certain specified financial covenants, including a minimum fixed charge coverage, a minimum operating cash flow, a maximum ratio of total debt to operating cash flow and a minimum net worth.

     The capital expenditures of the Company (excluding expenditures in California) were $91.0 million for fiscal 1994 and $124.3 million for fiscal 1995. The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $100.0 million, excluding the approximately $17 million of capital expenditures which are estimated to be required in connection with the integration of Arizona operations. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. In the long term, however, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

     The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. Future acquisitions may require the Company to seek additional debt or equity financing depending on the size of the transaction. With the exception of the Transactions, the Company is not currently engaged in discussions concerning any material acquisition which it considers probable.

     Following the consummation of the Transactions, the Company will be highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including leases), will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company will be required to adopt this standard in the first quarter of 1996. The Company has not performed the complex analysis required to determine the effect of implementing this new standard. Management does not currently believe the adoption of SFAS No. 121 would have a significant impact on the Company's financial condition.

Effects of Inflation

     The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting retail prices, but competitive conditions may from time to time render the Company unable to do so while maintaining its market share.

Item 8.  Financial Statements and Supplementary Data

     Audited Annual Financial Statements. The consolidated financial statements of the Company, including an index thereto and the report of Ernst & Young LLP, the Company's Independent Auditors, begin on page F-1 and are incorporated herein by reference.

     Quarterly Financial Data. (Dollar amounts in thousands, except per share data (unaudited))

                         First      Second      Third      Fourth        Total
Fiscal 1995
     Net sales        $746,673    $770,405   $768,335    $798,324   $3,083,737
     Gross profit      168,322     172,523    173,960     182,225      697,030
     Net income (loss)   9,479       9,032     11,061     (70,084)     (40,512)
     Net income (loss)
       per common share    .37         .36        .44       (2.79)       (1.62)

Fiscal 1994
     Net sales        $753,780    $748,328   $725,360    $753,891   $2,981,359
     Gross profit      164,180     166,176    164,965     173,810      669,131
     Net income          9,354      11,887     13,341      14,199       48,781
     Net income per
       common share        .31         .41        .48         .53         1.73

Fiscal 1993
     Net sales        $688,239    $705,520   $686,747    $726,659   $2,807,165
     Gross profit      161,552     163,770    152,445     159,411      637,178
     Net income         14,007      13,999      7,911       9,903       45,820
     Net income per
       common share        .46         .46        .26         .34         1.52


All quarters presented are for 13 weeks

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


                                PART III

Iten 10.  Directors and Executive Officers of the Registrant

     Information concerning directors and executive officers of the Company is included in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Management after Recapitalization and Merger," "Proposal No. 3_Election of Directors" and "Section 16(a) Reporting," which information is incorporated herein by reference.

     The Company's executive officers are appointed and serve, at the discretion of the Board of Directors, until their successors are appointed.

Item 11.  Executive Compensation

     Information concerning Executive Compensation is included in the Company's Proxy Statement under the caption "Executive Compensation," which information is incorporated herein by reference (other than information under the subcaptions "Compensation Committee Report on Executive Compensation" and "_Performance Graph," which shall not be deemed to be incorporated by reference herein).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning Security Ownership of Certain Beneficial Owners and Management is included in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information concerning Certain Relationships and Related Transactions is included in the Company's Proxy Statement under the captions "The
Recapitalization and Merger_Interest of Certain Persons in the Transactions" and "Executive Compensation_Certain Transactions," which information is incorporated herein by reference.


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1.  Financial Statements:

          The following consolidated financial statements of the Company and its subsidiaries and the Report of Ernst & Young LLP, Independent Auditors, included herein on pages F-2 through F-17 are incorporated herein by reference:

               Report of Ernst & Young LLP, Independent Auditors

               Consolidated Balance Sheets--December 30, 1995 and December 31, 1994

               Consolidated Statements of Income--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

               Consolidated Statements of Common Stockholders'
               Equity--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

               Consolidated Statements of Cash Flows--fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994

               Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:

               None

     3.  Exhibits:

               The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of the Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the fourth quarter of fiscal 1995.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors (Ernst & Young LLP)                    F-2
Consolidated Balance Sheets at December 30, 1995 and
  December 31, 1994                                                   F-3
Consolidated Statements of Income for fiscal years ended
  December 30, 1995, December 31, 1994 and January 1, 1994            F-4
Consolidated Statements of Common Stockholders' Equity for
  fiscal years ended December 30, 1995, December 31, 1994
  and January 1, 1994                                                 F-5
Consolidated Statements of Cash Flows for fiscal years ended
  December 30, 1995, December 31, 1994 and January 1, 1994            F-6
Notes to Consolidated Financial Statements                            F-7

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Smith's Food & Drug Centers, Inc.


     We have audited the accompanying consolidated balance sheets of Smith's Food & Drug Centers, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smith's Food & Drug Centers, Inc. and subsidiaries at December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP


Salt Lake City, Utah
January 29, 1996

                  SMITH'S FOOD & DRUG CENTERS, INC.

                    CONSOLIDATED BALANCE SHEETS
                   (dollar amounts in thousands)


                                                 1995        1994
                                               --------    --------
ASSETS
  Current Assets
    Cash and cash equivalents                $   16,079  $   14,188
    Rebates and accounts receivable              23,802      25,596
    Inventories                                 394,982     389,564
    Prepaid expenses and deposits                21,255      15,858
    Deferred tax assets                          23,900       1,400
    Assets held for sale                        125,000
                                                -------     -------
    Total Current Assets                        605,018     446,606
  Property and Equipment
    Land                                        276,626     303,701
    Buildings                                   610,049     619,056
    Leasehold improvements                       55,830      42,369
    Fixtures and equipment                      509,524     589,480
                                                -------     -------
                                              1,452,029   1,554,606
    Less allowances for depreciation
      and amortization                          390,933     364,741
                                              ---------   ---------
                                              1,061,096   1,189,865
  Other Assets                                   20,066      16,996
                                              ---------   ---------
                                             $1,686,180  $1,653,467
                                              =========   =========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Current Liabilities
    Trade accounts payable                   $  214,152  $  235,843
    Accrued sales and other taxes                50,749      44,379
    Accrued payroll and related benefits         97,455      84,083
    Current maturities of long-term debt         20,932      19,011
    Current maturities of Redeemable
      Preferred Stock                             1,008       1,017
    Accrued restructuring costs                  58,000
                                                -------     -------
      Total Current Liabilities                 442,296     384,333
  Long-term debt, less current maturities       725,253     699,882
  Accrued restructuring costs, less
    current portion                              40,000
  Deferred income taxes                          58,600      89,500
  Redeemable Preferred Stock, less
    current maturities                            3,311       4,410
  Common Stockholders' Equity
    Convertible Class A Common Stock
      (shares issued and outstanding,
      11,613,043 in 1995 and 12,140,317
      in 1994)                                      116         121
    Class B Common Stock (shares issued,
      18,348,968 in 1995 and 17,821,694
      in 1994)                                      183         178
    Additional paid-in capital                  285,236     285,592
    Retained earnings                           238,027     293,456
                                                -------     -------
                                                523,562     579,347
    Less cost of Common Stock in the
      treasury (4,890,302 shares in
      1995 and 4,772,822 shares in
      1994)                                     106,842     104,005
                                                -------     -------
                                                416,720     475,342
                                              ---------   ---------
                                             $1,686,180  $1,653,467
                                              =========   =========

        See notes to consolidated financial statements.

               SMITH'S FOOD & DRUG CENTERS, INC.

               CONSOLIDATED STATEMENTS OF INCOME
      (dollar amounts in thousands, except per share data)


                                       1995        1994        1993
                                     ---------   ---------   ---------
Net sales                           $3,083,737  $2,981,359  $2,807,165
Cost of goods sold                   2,386,707   2,312,228   2,169,987
                                     ---------   ---------   ---------
                                       697,030     669,131     637,178
Expenses:
  Operating, selling and
    administrative                     461,401     440,844     430,258
  Depreciation and amortization        104,963      94,491      82,173
  Interest                              60,478      53,715      44,627
  Restructuring charges                140,000
                                       -------     -------     -------
                                       766,842     589,050     557,058
                                       -------     -------     -------
Income (loss) before income taxes      (69,812)     80,081      80,120
Income taxes                           (29,300)     31,300      34,300
                                        ------      ------      ------
Net income (loss)                   $  (40,512) $   48,781  $   45,820
                                        ======      ======      ======
Net income (loss) per share of
Common Stock                            $(1.62)      $1.73       $1.52
                                          ====        ====        ====



        See notes to consolidated financial statements.

               SMITH'S FOOD & DRUG CENTERS, INC.

     CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
      (dollar amounts in thousands, except per share data)


                              Class A Common Stock  Class B Common Stock
                              --------------------  --------------------  Additional
                               Number of      Par    Number of      Par    Paid-in    Retained  Treasury   Total
                                Shares       Value    Shares       Value   Capital    Earnings   Stock
                               ---------     -----   ---------     -----   -------    --------  --------  --------
Balance at January 3, 1993    13,403,132     $134   16,558,879     $165   $285,980    $229,110            $515,389
  Net income for 1993                                                                   45,820              45,820
  Conversion of shares
    from Class A to
    Class B                     (785,687)      (8)     785,687        8
  Purchase of Class B
    Common Stock for the
    treasury                                                                                    $(11,074)  (11,074)
  Shares sold to the
    Employee Stock Profit
    Sharing Plan                                                              (212)                3,237     3,025
  Shares sold under the
    Employee Stock
    Purchase Plan                                                             (771)                4,853     4,082
  Cash dividends-$.52
    per share                                                                          (15,530)            (15,530)
  Other                                                                        485                             485
                              ----------      ---   ----------      ---    -------     -------    ------   -------
Balance at January 1, 1994    12,617,445      126   17,344,566      173    285,482     259,400    (2,984)  542,197
  Net income for 1994                                                                   48,781              48,781
  Conversion of shares
    from Class A to
    Class B                     (477,128)      (5)     477,128        5
  Purchase of Class B
    Common Stock for the
    treasury                                                                                    (109,239) (109,239)
  Shares sold to the
    Employee Stock Profit
    Sharing Plan                                                               143                 1,505     1,648
  Shares sold under the
    Employee Stock
    Purchase Plan                                                             (668)                6,713     6,045
  Cash dividends-$.52
    per share                                                                          (14,725)            (14,725)
  Other                                                                        635                             635
                              ----------      ---   ----------      ---    -------     -------  --------   -------
Balance at December 31, 1994  12,140,317      121   17,821,694      178    285,592     293,456  (104,005)  475,342
  Net loss for 1995                                                                    (40,512)            (40,512)
  Conversion of shares
    from Class A to
    Class B                     (527,274)      (5)     527,274        5
  Purchase of Class B
    Common Stock for the
    treasury                                                                                      (9,039)   (9,039)
  Shares sold to the
    Employee Stock Profit
    Sharing Plan                                                                 2                   108       110
  Shares sold under the
    Employee Stock
    Purchase Plan                                                             (926)                6,094     5,168
  Cash dividends-$.60
    per share                                                                          (14,917)            (14,917)
  Other                                                                        568                             568
                              ----------      ---   ----------      ---    -------     -------  --------   -------
Balance at December 30, 1995  11,613,043     $116   18,348,968     $183   $285,236    $238,027 $(106,842) $416,720
                              ==========      ===   ==========      ===    =======     =======  ========   =======





             See notes to consolidated financial statements.

                    SMITH'S FOOD & DRUG CENTERS, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollar amounts in thousands)


                                    1995        1994        1993
                                    ----        ----        ----
Operating Activities
  Net income (loss)                $(40,512)   $ 48,781    $ 45,820
  Adjustments to reconcile net
    income (loss) to cash
    provided by operating
    activities:
    Depreciation and amortization   104,963      94,491      82,173
    Deferred income taxes           (53,400)     10,500      15,400
    Restructuring charges           140,000
    Other                               568         635         485
    Changes in operating assets
      and liabilities:
      Rebates and accounts
        receivable                    1,794      (4,758)     (4,038)
      Inventories                    (5,418)    (11,625)    (36,523)
      Prepaid expenses and
        deposits                     (5,397)     (1,324)       (518)
      Trade accounts payable        (21,691)     50,618       1,119
      Accrued sales and other
        taxes                         6,370       5,616       6,625
      Accrued payroll and
        related benefits             13,372      10,616       8,007
                                    -------     -------     -------
Cash provided by operating
  activities                        140,649     203,550     118,550
Investing Activities
  Additions to property and
    equipment                      (149,035)   (146,676)   (322,301)
  Sale/leaseback arrangements
    and other property and
    equipment sales                   5,841      20,949     159,137
  Other                              (3,070)     (1,649)     (1,258)
                                    -------     -------     -------
Cash used in investing activities  (146,264)   (127,376)   (164,422)
Financing Activities
  Additions to long-term debt        45,978      27,000     262,000
  Payments on long-term debt        (18,686)    (33,594)   (149,197)
  Redemptions of Redeemable
    Preferred Stock                  (1,108)     (1,042)     (1,039)
  Purchases of Treasury Stock        (9,039)   (109,239)    (11,074)
  Proceeds from sales of
    Treasury Stock                    5,278       7,693       7,107
  Payment of dividends              (14,917)    (14,725)    (15,530)
                                     ------     -------      ------
Cash provided by (used in)
  financing activities                7,506    (123,907)     92,267
                                     ------     -------      ------
Net increase (decrease) in
  cash and cash equivalents           1,891     (47,733)     46,395
Cash and cash equivalents at
  beginning of year                  14,188      61,921      15,526
                                     ------      ------      ------
Cash and cash equivalents at
  end of year                      $ 16,079    $ 14,188    $ 61,921
                                     ======      ======      ======


             See notes to consolidated financial statements.

               SMITH'S FOOD & DRUG CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Smith's Food & Drug Centers, Inc. and its wholly-owned subsidiaries (the "Company"), after the elimination of significant intercompany transactions and accounts. The Company operates a regional supermarket and drug store chain in the Intermountain and Southwestern regions of the United States.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Definition of Accounting Period

The Company's fiscal year ends on the Saturday nearest to December 31. Fiscal year operating results include 52 weeks for each year.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with maturities less than three months. The amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Inventories

Inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. Approximately 95% of inventories in 1995 and 1994 were valued using the LIFO method. Other inventories were valued using the first-in, first-out (FIFO) method. The FIFO cost exceeded the LIFO value of inventories by $8.1 million in 1995 and $4.1 million in 1994. The pretax LIFO charge was $4.0 million in 1995, $2.5 million in 1994, and $1.6 million in 1993.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method based upon estimated useful lives. Improvements to leased property are amortized over their estimated useful lives or the remaining terms of the leases, whichever is shorter.

Pre-Operating and Closing Costs

Costs incurred in connection with the opening of new stores and distribution facilities are expensed as incurred. The remaining net investment in stores closed, less salvage value, is charged against earnings in the period of closing. For leased stores that are closed and subleased to third parties, a provision is made for the remaining lease liability, net of expected sublease rental. For leased stores that are closed but not yet subleased, a provision is made based on discounted lease payments through the estimated period until subleased.

Interest Costs

Interest costs are expensed as incurred, except for interest costs which have been capitalized as part of the cost of properties under development. The Company's cash payments for interest (net of capitalized interest of approximately $1.4 million in 1995, $5.8 million in 1994 and $14.5 million in 1993) amounted to $60.7 million in 1995, $54.0 million in 1994 and $39.8 million in 1993.

Income Taxes

The Company determines its deferred tax assets and liabilities based on differences between the financial reporting and tax basis of its assets and liabilities using the tax rates that will be in effect when the differences are expected to reverse.

Net Income Per Share of Common Stock

Net income per share of Common Stock is computed by dividing the net income by the weighted average number of shares of Common Stock outstanding of 25,030,882 in 1995, 28,176,907 in 1994 and 30,238,811 in 1993. Common Stock equivalents in the form of stock options are excluded from the weighted average number of common shares in 1995 due to the net loss.

Adoption of Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Due to the nature of the Company's operations and the number of estimates required to assess the impact of Statement 121, the financial statement impact of adoption has not yet been determined.

Litigation

The Company is a party to certain legal actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 1993 and 1994 financial statements to conform with the 1995 presentation.


NOTE B - Property and Equipment

The Company depreciates its buildings over 25 to 30 years and its fixtures and equipment over a period of 2 to 9 years and amortizes its leasehold improvements over their estimated useful lives or the life of the lease, whichever is shorter. Property and equipment consists of the following (dollar amounts in thousands):

                                      Allowances for                Current Year
                                       Depreciation     Net Book    Depreciation
                             Cost    and Amortization     Value   and Amortization
                          ---------  ----------------  ---------  ----------------
1995
Land                     $  276,626                   $  276,626
Buildings                   610,049      $108,985        501,064      $ 19,907
Leasehold improvements       55,830        12,556         43,274         2,970
Fixtures and Equipment      509,524       269,392        240,132        82,086
                          ---------      --------      ---------       -------
                         $1,452,029      $390,933     $1,061,096      $104,963
                          =========       =======      =========       =======

1994
Land                     $  303,701                   $  303,701
Buildings                   619,056      $ 92,542        526,514      $ 18,334
Leasehold improvements       42,369        10,122         32,247         1,842
Fixtures and equipment      589,480       262,077        327,403        74,315
                          ---------       -------      ---------       -------
                         $1,554,606      $364,741     $1,189,865      $ 94,491
                          =========       =======      =========       =======

NOTE C - Long-Term Debt

Long-term debt consists of the following (dollar amounts in thousands):

                                                 1995         1994
                                               --------     --------
Mortgage notes, collateralized by property
  and equipment with a cost of $420.7
  million in 1995 and $413.0 million in
  1994, due through 2011 with interest at
  an average rate of 9.68% in 1995 and
  9.73% in 1994                                $254,385     $270,082
Unsecured notes, due in 2002 through 2015
  with varying annual installments
  starting in 2000 which accrue interest
  at an average rate of 7.68% in 1995 and
  1994                                          410,000      410,000
Revolving credit bank loans                      68,000       27,000
Industrial revenue, bonds, collateralized
  by property and equipment with a cost
  of $11.7 million in 1995 and $11.6
  million in 1994 due in 2000 through
  2010 plus interest at an average rate
  of 7.44% in 1995 and 7.47% in 1994              6,308        6,597
Other                                             7,492        5,214
                                                -------      -------
                                                746,185      718,893
Less current maturities                          20,932       19,011
                                                -------      -------
                                               $725,253     $699,882

Interest rates on the revolving credit bank loans averaged
6.06% in 1995 and 5.89% in 1994. The agreements are reviewed annually with the banks, at which time the date each installment is due is generally extended one year. At
December 30, 1995, the Company had unused lines of credit related to unsecured revolving credit bank loans of $60.0 million.

The Company's loan agreements contain provisions which require the Company to maintain a specified level of consolidated net worth, fixed charge coverage and ratio of debt to net worth.

Maturities of the Company's long-term debt for the five fiscal years succeeding December 30, 1995 are approximately
$20.9 million in 1996, $22.1 million in 1997, $23.7 million in 1998, $45.4 million in 1999 and $28.9 million in 2000.

The amounts classified as revolving credit bank loans approximate their fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.


NOTE D - Redeemable Preferred Stock

The Company has 85,000,000 shares of $.01 per share par value Preferred Stock authorized. The Company has designated 34,524,579 of these shares as Series I Preferred Stock, of which 12,956,747 shares and 16,281,777 shares were issued and outstanding in 1995 and 1994, respectively. The redeemable Series I Preferred Stock has no dividend requirement.

All shares of the Company's redeemable Series I Preferred Stock are subject to redemption at any time at the option of the Board of Directors, in such numbers as the Board may determine, and at a redemption price of $.33 1/3 per share. The scheduled redemptions of the Company's redeemable Series I Preferred Stock are approximately $1.0 million each year until all outstanding shares are redeemed. Upon liquidation of the Company, each share of Series I Preferred Stock is entitled to a liquidation preference of $.33 1/3, on a pro rata basis with any other series of Preferred Stock, before any distribution to the holders of Class A Common Stock or Class B Common Stock. Each share of Series I Preferred Stock is entitled to ten votes. Series I Preferred Stock is stated at redemption value in the balance sheet.

The amount included in the balance sheet for redeemable
Series I Preferred Stock approximates its fair value.


NOTE E - Common Stockholders' Equity

The voting powers, preferences and relative rights of Class A Common Stock and Class B Common Stock are identical in all respects, except that the holders of Class A Common Stock have ten votes per share and the holders of Class B Common Stock have one vote per share. Each share of Class A Common Stock is convertible at any time at the option of the holder into one share of Class B Common Stock. The Company's Certificate of Incorporation also provides that each share of Class A Common Stock will be converted automatically into one share of Class B Common Stock if at any time the number of shares of Class A Common Stock issued and outstanding shall be less than 2,910,885. Future sales or transfers of the Company's Class A Common Stock are restricted to the Company or immediate family members of the original Class A Common Stockholders unless first presented to the Company for conversion into an equal number of Class B Common Stock shares. The Class B Common Stock has no conversion rights. At December 30, 1995 there were 20,000,000 shares of $.01 per share par value Class A Common Stock and 100,000,000 shares of $.01 per share par value Class B Common Stock authorized.


NOTE F - Income Taxes

Income tax expense (benefit) consists of the following
(dollar amounts in thousands):

                                        1995        1994       1993
                                      -------      ------     ------
Current:
  Federal                            $ 20,220     $17,211    $15,715
  State                                 3,880       3,589      3,185
                                       ------      ------     ------
                                       24,100      20,800     18,900
Deferred:
  Federal                             (46,681)      9,247     13,012
  State                               ( 6,719)      1,253      2,388
                                       ------      ------     ------
                                      (53,400)     10,500     15,400
                                       ------      ------     ------
                                     $(29,300)    $31,300    $34,300
                                       ======      ======     ======



Income tax expense included a charge of $1.95 million in 1993 resulting from applying the increased federal tax rate to deferred tax items. Cash disbursements for income taxes were $19.2 million in 1995, $21.7 million in 1994 and $17.3 million in 1993.

The difference between income tax expense (benefit) and the tax computed by applying the statutory income tax rate to income before income taxes is as follows:

                                         1995      1994      1993
                                        ------    ------    ------
Statutory federal income tax rate       (35.0%)    35.0%     35.0%
State income tax rate, net of
  federal income tax effect              (4.3)      4.7       5.2
Effect of income tax rate changes
  on deferred taxes                      (3.6)                2.4
Other                                      .9       (.6)       .2
                                         ----      ----      ----
                                        (42.0%)    39.1%     42.8%


The effect of temporary differences that give rise to deferred tax balances are as follows (dollar amounts in thousands):

                                             1995        1994
                                            ------      ------
Deferred tax liabilities:
  Depreciation and amortization            $81,008    $ 98,186
  Other                                     13,572      11,935
                                            ------     -------
                                            94,580     110,121
Deferred tax assets:
  Accrued restructuring costs              (33,305)
  Accrued insurance claims                 (12,271)    (10,126)
  Rent                                      (8,138)     (6,006)
  Other                                     (6,166)     (5,889)
                                            ------      ------
                                           (59,880)    (22,021)
                                            ------      ------
                                            34,700      88,100
Net current deferred tax assets             23,900       1,400
                                            ------      ------
Net non-current deferred tax liabilities   $58,600     $89,500
                                            ======      ======



NOTE G - Fair Value of Financial Instruments

The carrying amounts and related fair values of the Company's financial instruments are as follows (dollar amounts in thousands):

                                        1995               1994
                               ------------------  ------------------
                               Carrying    Fair    Carrying    Fair
                                Amount     Value    Amount     Value
                               --------  --------  --------  --------
Cash and cash equivalents      $ 16,079  $ 16,079  $ 14,188  $ 14,188
Long-term debt                  746,185   803,613   718,893   680,460
Redeemable Preferred Stock        4,319     4,319     5,427     5,427



The methods of determining the fair value of the Company's financial instruments are disclosed in the respective notes to the consolidated financial statements.

NOTE H - Lease and Commitments

The Company leases property and equipment under terms which include, in some cases, renewal options, escalation clauses or contingent rentals which are based on sales. Total rental expense for such leases amounted to the following
(dollar amounts in thousands):

                                     1995       1994        1993
                                   -------    -------     -------
Minimun rentals                    $46,460    $39,852     $19,539
Contingent rentals                     235        293         281
                                    ------     ------      ------
                                    46,695     40,145      19,820
Less sublease rental income          7,334      5,953       5,506
                                    ------     ------      ------
                                   $39,361    $34,192     $14,314
                                    ======     ======      ======


At December 30, 1995, future minimum rental payments and sublease rentals for all noncancellable leases with initial or remaining terms of one year or more consisted of the following (dollar amounts in thousands):


                                    Minimum      Less
                                    Rental     Sublease
                                    Payments   Rentals      Total
                                    --------   --------    --------

1996                               $ 48,781   $ 16,419    $ 32,362
1997                                 40,223     16,932      23,291
1998                                 43,759     16,934      26,825
1999                                 46,205     16,600      29,605
2000                                 45,998     16,433      29,565
Thereafter                          697,832    201,864     495,968
                                    -------    -------     -------
                                   $922,798   $285,182    $637,616
                                    =======    =======     =======


At December 30, 1995 the Company had contract commitments of approximately $3.6 million for future construction and a contract for information technology services requiring payments of approximately $19.6 million in 1996, $21.3 million in 1997, $24.1 million in 1998, $26.7 million in 1999 and $35.0 million in 2000.


NOTE I - Employee Stock Plans

In 1993 the Company established a stock profit sharing plan under which year end employees who are compensated for more than 1,000 hours during the year are participants. Eligible employees are allocated shares of the Company's Class B Common Stock based on hours of service up to 2,080 hours. Contributions are made at the sole discretion of the Company based on its profitability. The contribution expense was $1.4 million in 1995, $1.6 million in 1994 and $3.0 million in 1993.

In 1993 the Company established a stock purchase plan which permits employees to purchase shares of the Company's Class
B Common Stock through payroll deductions at 85% of fair market value at the time of purchase. Employees purchased
282,485 shares, 309,553 shares and 180,950 shares from the Treasury during 1995, 1994 and 1993, respectively.

The Company has a Stock Option Plan which authorizes the Compensation Committee of the Board of Directors to grant options to key employees for the purchase of Class B Common
Stock. The aggregate number of shares available for grant under the plan is equal to 10% of the number of shares of Class B Common Stock authorized. However, the number of outstanding and unexercised options shall not exceed 10% of the number of shares of Class A and Class B Common Stock outstanding. The number of unoptioned shares of Class B
Common Stock available for grant was 890,671 shares and 973,419 shares at the end of 1995 and 1994, respectively.
The options may be either incentive stock options or non-qualified stock options. Stock options granted to key employees and options outstanding are as follows:

                                     Option Price      Number of
                                       per Share         Shares
                                     ------------      ---------
Balance at January 3, 1993                $19.00       1,107,500
  Granted                                  19.00         622,000
  Forfeited                                19.00        (232,000)
                                           -----       ---------
Balance at January 1, 1994                 19.00       1,497,500
  Granted                                  19.00          81,000
  Forfeited                                19.00         (33,000)
                                           -----       ---------
Balance at December 31, 1994               19.00       1,545,500
  Granted                                  19.00         317,000
  Forfeited                                19.00        (246,000)
                                           -----       ---------
Balance at December 30, 1995              $19.00       1,616,500
                                           =====       =========


The options are exercisable as follows:

                                                    Number of
                                                      Shares
                                                    ---------
Options exercisable in the future
  1997                                                 25,000
  1999                                                453,000
  2000                                                130,000
  2001                                                207,000
  2002                                                 64,500
  2003                                                528,000
  2004                                                 11,000
  2005                                                138,000
                                                    ---------
                                                    1,556,500
Options currently exercisable                          60,000
                                                    ---------
                                                    1,616,500
                                                    =========


Compensation expense for the difference between the market value of the options on the grant date and the grant price is recognized on a straight-line basis over the vesting period of the options. The amount charged to operations in 1995, 1994 and 1993 was immaterial.


NOTE J - Pension Plans

Employees whose terms of employment are determined by negotiations with recognized collective bargaining units are covered by their respective multi-employer defined benefit pension plans to which the Company contributes. The costs charged to operations for these plans amounted to approximately $4.6 million in 1995, $4.2 million in 1994 and $3.3 million in 1993. Other information for these multi-employer plans is not available to the Company.

The Company maintains a defined benefit pension plan for all other permanent employees which provides for normal retirement at age 65. Employees are eligible to join when they complete at least one year of service and have reached age 21. The benefits are based on years of service and stated amounts associated with those years of service. The Company's funding policy is to contribute annually up to the maximum amount deductible for federal income tax purposes. Net pension cost includes the following components (dollar amounts in thousands):

                                     1995      1994      1993
                                     ----      ----      ----
Service cost - present value of
  benefits earned during the
  period                            $2,119    $2,326    $1,869
Interest cost on projected
  benefit obligation                 1,966     1,725     1,350
Actual return on plan assets        (9,692)      237    (1,053)
Net amortization and deferral        7,598    (1,615)     (304)
                                     -----     -----     -----
                                    $1,991    $2,673    $1,862
                                     =====     =====     =====


The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets (dollar amounts in thousands):

                                                1995     1994
                                                ----     ----
Actuarial present value of accumulated
  benefits based on service rendered
  to date:
  Vested                                      $29,649  $16,965
  Non-vested                                    3,482    3,438
                                               ------   ------
                                               33,131   20,403
Fair value of plan assets (primarily
  in equity and fixed income funds
  and real estate)                             37,934   20,993
                                               ------   ------
Fair value of plan assets in excess
  of projected benefit obligation               4,803      590
Unrecognized net loss                           7,473    5,737
Prior service cost                                133      160
Unrecognized net asset                           (978)  (1,141)
                                               ------    -----
Net prepaid pension cost                      $11,431   $5,346
                                               ======    =====

The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7.25% in 1995 and 8.5% in 1994. The expected long-term rate of return on plan assets was 8.5% in 1995 and 1994, and 9.5% in 1993.

The Company provides a 401(k) plan for virtually all employees. The plan is entirely funded by employee contributions which are based on employee compensation not to exceed certain limits.


NOTE K - Restructuring Charges

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its Southern California Region. The Southern California Region contributed sales of approximately $675 million, $653 million and $473 million in 1995, 1994 and 1993, respectively, and recognized operating losses of $41.1 million, $49.5 million and $40.0 million in 1995, 1994 and 1993, respectively. These losses include corporate allocations such as benefits of corporate buying, distribution and manufacturing operations; interest expense and corporate overhead. The restructuring charges include the following components.


                               Total      Adjustments  Accrued Restructuring
                           Restructuring      to               Costs
                              Charges      Carrying    ---------------------
                                             Value      Current   Long-term
                           -------------  -----------  --------- -----------
Charges for lease
  obligations                $ 65,600                   $25,600      $40,000
Asset valuation adjustments:
   Closed stores               21,700       $21,700
   Assets sold                 20,300        20,300
Inventory                      16,000                    16,000
Termination payments           10,000                    10,000
Other                           6,400                     6,400
                              -------        ------      ------       ------
                             $140,000       $42,000     $58,000      $40,000
                              =======        ======      ======       ======


The lease rental obligations primarily relate to closed stores and consist of average annual lease expense over a five-year period net of any sublease income, discounted at a rate of 9%. Also included is a $15 million charge for certain fees associated with the sublease of the distribution center which is expected to be paid by March 1996. The distribution center and nine stores have been leased or subleased to another supermarket company controlled by the same group of investors that controls Smitty's Supermarkets, Inc., with whom the Company has entered into a definitive merger agreement (see Note L).

The charges for store and distribution center inventories represent incremental losses for shrinkage, damage and liquidation sales expected to be incurred during the closing process.

The termination payments relate to substantially all of the Company's 3,900 store and distribution center employees in the Southern California Region. The termination payments are expected to be made by the end of March 1996 and have been estimated based on existing employment contracts and involuntary termination statutes.

The other costs represent charges for taxes, fees, contractual obligations, and other costs associated with closing the region.

The restructuring charges include management's best estimates of the amounts expected to be realized on the disposal of the remaining stores and closure of the region. At December 30, 1995, the Company's carrying value of closed stores and excess land was approximately $260 million. The Company's current management has not determined the ultimate disposition or use of these real estate assets and believes that their disposal in the ordinary course of business would not result in a significant impact on carrying values. However, should the Company complete the subsequent event (see Note L), management may decide to pursue the sale of these assets. The amounts the Company may realize on disposal could differ significantly in the near term from the carrying values.


NOTE L - Subsequent Event

On January 29, 1996, the Company announced it had entered into a definitive merger agreement with Smitty's Supermarkets, Inc. ("Smitty's") in which Smitty's will become a wholly owned subsidiary of the Company. The merger will be completed by issuing 3,038,888 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock, subject to adjustment under certain circumstances. The Company will assume or refinance approximately $148 million of Smitty's debt.

The Company also announced it will commence a self tender offer to purchase 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding shares to be issued in connection with the Smitty's merger. Debt of approximately $1.4 billion is expected to be issued at various interest rates to finance the stock purchase, repay certain existing indebtedness, and premiums related to early repayment. In addition, the Company plans to offer preferred stock to raise approximately $75 million.

Completion of the tender offer will be subject to the tender of at least 50% of the Company's outstanding Common Stock, the receipt of adequate financing and various other conditions. Completion of the merger with Smitty's will be conditioned on the Company's purchase of shares pursuant to the self tender offer, receipt of adequate financing, regulatory approvals, approval by the Company's stockholders and various other conditions. The tender offer is expected to commence in April 1996 and be consummated in May 1996. The merger with Smitty's is expected to be consummated concurrently with the closing of the tender offer.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SMITH'S FOOD & DRUG CENTERS, INC.

                                   /s/Jeffrey P. Smith
                                   Jeffrey P. Smith
                                   Chairman of the Board of Directors
Date:  March 29, 1996                and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                   Title                        Date



       /s/Jeffrey P. Smith       Chairman of the Board and      March 29, 1996
       Jeffrey P. Smith          Chief Executive Officer



       /s/Allen R. Rowland       President and Chief            March 29, 1996
       Allen R. Rowland          Operating Officer



       /s/Matthew G. Tezak       Senior Vice President and      March 29, 1996
       Matthew G. Tezak          Chief Financial Officer
                                 (Principal Financial
                                     Officer)




       /s/DeLonne Anderson           Director                   March 29, 1996
       DeLonne Anderson


       /s/Robert D. Bolinder         Director                   March 29, 1996
       Robert D. Bolinder


       /s/Allen P. Martindale        Director                   March 29, 1996
       Allen P. Martindale


       /s/Nicole Miller              Director                   March 29, 1996
       Nicole Miller


       /s/Duane Peters               Director                   March 29, 1996
       Duane Peters


                                     Director                   March 29, 1996
       Ray V. Rose


       /s/Fred L. Smith              Director                   March 29, 1996
       Fred L. Smith


       /s/Richard D. Smith           Director                   March 29, 1996
       Richard D. Smith


       /s/Sean D. Smith              Director                   March 29, 1996
       Sean D. Smith


       /s/Douglas John Tigert        Director                   March 29, 1996
       Douglas John Tigert


       /s/Kenneth A. White           Director                   March 29, 1996
       Kenneth A. White

                       INDEX TO EXHIBITS


     Exhibit
     Number      Document

     2.1 Recapitalization Agreement and Plan of Merger dated as of January 29, 1996 by and among Smith's Food & Drug Centers, Inc., Cactus Acquisition, Inc., Smitty's Supermarkets, Inc. and The Yucaipa Companies.

     3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21, 1989).

     3.2         By-laws of the Company (incorporated by reference to Exhibit
                 3.2 in the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21, 1989).

     4.1 Article IV of Restated Certificate of Incorporation of the Company (see Exhibit 3.1).

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

     *10.2 First Amendment to the Amended and Restated 1989 Stock Option Plan (Exhibit 10.1) dated as of February 7, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     *10.3 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

     *10.4 First Amendment to the 1993 Employee Stock Purchase Plan (Exhibit 10.3) dated as of August 2, 1993 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

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

      10.7 Employee Profit Sharing Plan dated as of January 3, 1993, First Amendment dated as of August 2, 1993 and Second Amendment dated as of January 27, 1994 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

      10.8 Third Amendment to the Employee Profit Sharing Plan (Exhibit 10.7) dated as of November 1, 1994 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     *10.9 Forms of Supplemental Compensation Agreements dated as of January 2, 1985, and amended as of March 14, 1985, between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Commission File No. 33-28698) which became effective on June 21, 1989).

     10.10 Revolving Credit Agreement, dated as of January 31, 1995, between the Company and Banco di Roma (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.11 Revolving Credit Agreement, dated as of November 28, 1995, between the Company and Credit Suisse.

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

     10.17 Amendment 1, dated as of September 16, 1994, to Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the third quarter ended October 1, 1994).

     10.18 Loan Agreement between the Company and a consortium of lenders dated November 1, 1993 (incorporated by reference to Exhibit
                 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

     10.19 Committed Credit Line Agreement, dated as of March 31, 1995, between the Company and Wachovia Bank of Georgia, N.A. (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the first quarter ended April 1, 1995).

     10.20 Committed Credit Line Agreement, dated as of May 31, 1995, between the Company and Banque National de Paris (incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the second quater ended July 1, 1995).

     10.21 Amendment 2, dated as of May 9, 1995, to Revolving Credit Agreement, dated as of June 28, 1993, between the Company and Bank of America (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q for the second quater ended July 1,
                 1995).

     12.1 Statement regarding computation of ratio of earnings to fixed charges.

     21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994).

     23.1        Consent of Ernst & Young LLP, Independent Auditors.


*    Indicates management contract or compensatory plan or arrangement.