Form 10-Q
period 1996-03-30
SMITHS FOOD & DRUG CENTERS INC
filed 1996-05-14
CIK 850309

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-Q


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the quarterly period ended  March 30, 1996  (thirteen weeks)

                                    or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Number of shares outstanding of each class of common stock as of April 15,
1996:
                         Class A:            11,366,532
                         Class B:            13,705,191

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended March 30, 1996 and
               April 1, 1995                                 3

               Consolidated Balance Sheets as of
               March 30, 1996 and December 30, 1995          4

               Consolidated Statements of Cash Flows for
               the thirteen weeks ended March 30, 1996 and
               April 1, 1995                                 5

               Notes to Consolidated Financial Statements    6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K             11

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                SMITH'S FOOD & DRUG CENTERS, INC.
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      (Dollar amounts in thousands, except per share data)



                                        Thirteen        Thirteen
                                      Weeks Ended     Weeks Ended
                                      Mar 30, 1996    Apr 1, 1995
                                      ------------    -----------
Net sales                               $693,165        $746,673
Cost of goods sold                       546,606         578,351
                                        --------        --------
                                         146,559         168,322
Expenses:
  Operating, selling
    and administrative                   111,353         112,770
  Depreciation and
    amortization                          22,639          24,696
  Interest                                14,545          15,077
                                        --------        --------
                                         148,537         152,543
 INCOME (LOSS) BEFORE
         INCOME TAXES                     (1,978)         15,779
Income taxes                                (800)          6,300
                                        --------        --------
     NET INCOME (LOSS)                  $ (1,178)       $  9,479
                                        ========        ========
Net income (loss) per share
  of Common Stock                       $   (.05)       $    .37
                                        ========        ========
Dividends paid per share of
  Common Stock                          $    .15        $    .15
                                        ========        ========
Average number of common
  shares outstanding
  (In thousands)                          25,072          25,492
                                        ========        ========

See notes to consolidated financial statements

                      SMITH'S FOOD & DRUG CENTERS, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (Dollar amounts in thousands)



                                                   March 30,      December 30,
                                                      1996            1995
                                                  ----------       ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $   11,022      $   16,079
  Rebates and accounts receivable                     28,008          23,802
  Inventories                                        297,974         394,982
  Prepaid expenses and deposits                       17,045          21,255
  Deferred tax asset                                  14,500          23,900
  Assets held for sale                                42,800         125,000
                                                  ----------      ----------
             TOTAL CURRENT ASSETS                    411,349         605,018

PROPERTY AND EQUIPMENT
  Land                                               279,573         276,626
  Buildings                                          614,700         610,049
  Leasehold improvements                              54,795          55,830
  Fixtures and equipment                             498,367         509,524
                                                  ----------      ----------
                                                   1,447,435       1,452,029
  Less allowances for depreciation
    and amortization                                 392,282         390,933
                                                  ----------      ----------
                                                   1,055,153       1,061,096
OTHER ASSETS                                          19,484          20,066
                                                  ----------      ----------
                                                  $1,485,986      $1,686,180
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                          $  163,998      $  214,152
  Accrued sales and other taxes                       41,447          50,749
  Accrued payroll and related benefits                77,924          97,455
  Current maturities of long-term debt                24,093          20,932
  Current maturities of Redeemable
    Preferred Stock                                    1,008           1,008
  Accrued restructuring costs                         15,060          58,000
                                                  ----------      ----------
             TOTAL CURRENT LIABILITIES               323,530         442,296
LONG-TERM DEBT, less current maturities              648,681         725,253
ACCRUED RESTRUCTURING COSTS, less
  current portion                                     40,000          40,000
DEFERRED INCOME TAXES                                 58,800          58,600
REDEEMABLE PREFERRED STOCK, less
    current maturities                                 3,311           3,311
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share:  Authorized 20,000,000
    shares; issued and outstanding, 11,366,532
    shares in 1996 and 11,613,043 shares in 1995         114             116
  Class B Common Stock, par value $.01 per
    shares:  Authorized 100,000,000 shares;
    issued 18,595,479 shares in 1996 and
    18,348,968 shares in 1995                            185             183
  Additional paid-in capital                         285,119         285,236
  Retained earnings                                  233,088         238,027
                                                  ----------      ----------
                                                     518,506         523,562
  Less Treasury Shares at cost (4,890,288 shares
    in 1996 and 4,890,302 shares in 1995)            106,842         106,842
                                                  ----------      ----------
                                                     411,664         416,720
                                                  ----------      ----------
                                                  $1,485,986      $1,686,180
                                                  ==========      ==========
See notes to consolidated financial statements

                    SMITH'S FOOD & DRUG CENTERS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (Dollar amounts in thousands)



                                                       Thirteen      Thirteen
                                                     Weeks Ended   Weeks Ended
                                                       March 30,     April 1,
                                                         1996          1995
                                                      ---------     ---------
OPERATING ACTIVITIES:
  Net income (loss)                                   $ (1,178)     $  9,479
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                     22,639        24,696
      Deferred income taxes                              9,600         2,150
      Other                                                177           196
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable               (4,206)        1,307
          Inventories                                   97,008        14,049
          Prepaid expenses and deposits                  4,210       (26,417)
          Trade accounts payable                       (50,154)      (39,319)
          Accrued sales and other taxes                 (9,302)        4,369
          Accrued payroll and related benefits         (19,531)       (6,442)
          Accrued restructuring costs                  (42,940)
                                                      --------      --------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        6,323       (15,932)

INVESTING ACTIVITIES:
  Additions to property and equipment                  (18,271)      (25,220)
  Proceeds from sale of property and equipment          83,775         1,221
  Other                                                    582            92
                                                      --------      --------
  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       66,086       (23,907)

FINANCING ACTIVITIES:
  Additions to long-term debt                                         51,000
  Payments on long-term debt                           (73,411)       (4,880)
  Redemptions of Redeemable Preferred Stock                             (350)
  Purchases of Treasury Stock                           (1,114)       (4,709)
  Proceeds from sale of Treasury Stock                     820         1,031
  Payment of dividends                                  (3,761)       (3,747)
                                                      --------      --------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (77,466)       38,345

        NET DECREASE IN CASH AND CASH EQUIVALENTS       (5,057)       (1,494)
Cash and cash equivalents at beginning of year          16,079        14,188
                                                      --------      --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 11,022      $ 12,694
                                                      ========      ========
See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996.
For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 30, 1995.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Net Income per Share of Common Stock: Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The weighted average number of common shares for 1996 excludes Common Stock equivalents in the form of stock options due to the net loss.


NOTE C -- RESTRUCTURING CHARGES

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its Southern California Region. In January 1996, the Company entered into agreement to sell or lease 16 of its California stores and related equipment and three non-operating properties to various supermarket companies and others. Of the stores being sold or leased, four stores owned by Smith's are being sold outright, two store lease are being assigned, three stores owned by Smith's are being leased and seven leased stores are being subleased. Since December 30, 1995, the Company has received net cash proceeds of approximately $67.2 million from the sale or lease of its California stores and distribution center and expects to receive an additional approximately $10.6 million shortly after the consummation of the merger and recapitalization (see Note D). The remaining 18 California stores were closed by March 16, 1996 and it is anticipated that these stores will be sold or leased to other retail companies. The following table presents the components of the accrued restructuring costs and actual activity for the first quarter of 1996:

                                           Costs       Accrued Restructuring
                             Balance at   Incurred             Costs
                            December 30, during the      at March 30, 1996
                               1995    First Quarter   Current    Long-term
                              -------      -------     -------      -------
Charges for lease obligations $65,600      $16,440     $ 9,160      $40,000
Inventory                      16,000       16,010         (10)
Termination payments           10,000       10,490        (490)
Other                           6,400                    6,400
                              -------      -------     -------      -------
                              $98,000      $42,940     $15,060      $40,000
                              =======      =======     =======      =======

The accrued restructuring costs include management's best estimates of the amounts expected to be realized on the disposal of the remaining stores and closure of the region. At March 30, 1996, the Company's carrying value of closed stores, leased stores and excess land in California was approximately $260 million. The Company's current management has not determined the ultimate disposition or use of these real estate assets and believes that their disposal in the ordinary course of business would not result in a significant impact on carrying values. However, should the Company complete the subsequent event (see Note D), management may decide to pursue the sale of these assets. The amounts the Company may realize on disposal could differ significantly in the near term from the carrying values.


NOTE D -- SUBSEQUENT EVENT

On January 29, 1996, the Company entered into a definitive merger agreement with Smitty's Supermarkets, Inc. ("Smitty's") in which Smitty's will become a wholly owned subsidiary of the Company. The merger will be completed by issuing 3,038,888 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock, subject to adjustment under certain circumstances. The Company will assume or refinance approximately $148 million of Smitty's debt.

The Company also commenced on April 25, 1996 a self tender offer to purchase 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding shares to be issued in connection with the Smitty's merger. Debt of approximately $1.4 billion is expected to be issued at various interest rates to finance the stock purchase, repay certain existing indebtedness, and pay premiums related to early repayment.

Completion of the tender offer will be subject to the tender of at least 50% of the Company's outstanding Common Stock, the receipt of adequate financing and various other conditions. Completion of the Smitty's merger will be conditioned on the Company's purchase of shares pursuant to the self tender offer, receipt of adequate financing, regulatory approvals, approval by the Company's stockholders and various other conditions. The tender offer is expected to be consummated on May 23,1996. The Smitty's merger is expected to be consummated concurrently with the closing of the tender offer.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased $53.5 million, or 7.2%, from $746.7 million in the first quarter of 1995 to $693.2 million in the first quarter of 1996. The sales decrease in 1996 was primarily attributable to the closure of the Company's 34 stores in California, offset in part by the net addition of 11 new stores outside of California since the end of the first quarter last year. Excluding the Company's California stores, net sales increased $35.7 million, or 6.1%, from $584.4 million last year to $620.1 million in the first quarter of 1996. As adjusted to exclude the Company's California stores, same store sales for the first quarter of 1996 decreased 2.7% caused primarily by the Company's discontinuance of its "ad match" program in Phoenix and Tucson markets.

At March 30, 1996, the Company operated 120 stores totaling 7.4 million square feet compared to 109 stores (excluding California) totaling 6.8 million square feet at the end of the prior year's first quarter, an increase of 8.8%. During the remainder of fiscal 1996, the Company currently expects to open four to six stores averaging approximately 58,000 square feet.

Gross profit decreased $21.8 million, or 12.9%, from $168.3 million in the first quarter of 1995 to $146.6 million in the first quarter 1996. Gross margins during the first quarter of 1996 were 21.1% compared to 22.5% a year ago. Excluding the Company's California operations, gross profit increased $28.0 million, or 6.2%, in the first quarter of 1996 compared to the first quarter of 1995 and gross margins were relatively flat. The pre-tax LIFO charge was $1.8 million compared to $1.0 million last year. Newly opened stores apply pressure on gross margins until the stores become established in their respective markets.

Operating, selling and administrative expenses decreased $1.4 million, or 1.2%, from $112.8 million in first quarter of 1995 to $111.4 million in the first quarter of 1996. As a percent of net sales, OS&A increased from 15.1% last year to 16.1% this year. The increase in OS&A as a percent of net sales was primarily attributable to the closure of the Company's 34 California stores offset somewhat by the opening of 11 net additional stores of over the prior year. As adjusted to exclude the Company's California stores, OS&A as a percent of net sales was flat.

Depreciation and amortization expenses decreased $2.1 million, or 8.3%, from $24.7 million last year to $22.6 million this year, due primarily to the closure of the California Region which was offset slightly by the addition of new food and drug combination stores elsewhere.

Interest expense decreased $.6 million from $15.1 million last year to $14.5 million for the first quarter of 1996 as a result of net decreases in the average debt amounts for each period.

The Company incurred a net loss for the quarter of $1.2 million or $.05 per common share compared to last year's net income of $9.5 million or $.37 per common share due to the costs related to the closure of the California Region. Excluding the California loss of approximately $14.9 million, net income for the quarter totaled $13.7 million.


Liquidity and Capital Resources

During the first quarter of 1996, cash provided by operating activities was $6.3 million reflecting balance fluctuations in operating assets and liabilities resulting from the closure of the California region and the execution of cash management policies based upon cash availability.
Payment of accrued restructuring charges in the first quarter of 1996 reduced cash provided by operating activities by $42.9 million. The California closure also caused the reduction of inventory, trade accounts payable and accrued expense balances.

Cash provided by investing activities was $66.1 million for the first quarter of 1996 as a result of proceeds from the sale of assets in the California region offset by the expenditures of the Company's ongoing expansion program.


Cash used in financing activities totaled $77.5 million for the first quarter of 1996 as a result of payments on long-term debt.

At March 30, 1996, the Company has outstanding $648.7 million of long-term debt, principally borrowed from insurance companies and other institutional lenders. The Company has not experienced difficulty to date in obtaining financing at satisfactory terms. Assuming that the Transactions (as defined below) are not consummated, management believes that the financial resources available to it, including proceeds from sale/leaseback transactions, amounts available under existing and future bank lines of credit, additional long-term financings and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the forseeable future, including debt and lease servicing requirements. Certain of the Company's existing debt agreements require the Company to comply with various financial covenants, including maintenance of certain levels of minimum net worth. The Company was in compliance with all such covenants at March 30, 1996.

The Company has entered into a Recapitalization Agreement and Plan of Merger, dated as of January 29, 1996, in which the Company has agreed to
(i) commence a tender offer (the "Offer") to purchase 50% of the Company's outstanding Class A Common Stock and Class B Common Stock (together "Common Stock") for $36.00 in cash per share and (ii) consummate the merger of Smitty's Supermarkets, Inc. ("Smitty's") with Cactus Acquisition, Inc., a wholly owned subsidiary of the Company (collectively, the "Transactions"). In order to consummate the Transactions, the Company will require approximately $1.4 billion of financing to repay certain outstanding indebtedness of the Company and Smitty's, purchase Common Stock in the Offer, purchase shares of Series I Preferred Stock, purchase management stock options and pay related fees and expenses. The Company will enter into a new senior credit facility (the "New Credit Facility") that will provide up to $805 million aggregate principal amount of term loans (the "New Term Loans"), and a $190 million revolving credit facility (the "New Revolving Facility") which will be available for working capital requirements and general corporate purposes, of which approximately $7.9 million is anticipated to be borrowed in connection with the Transactions. The Company will also issue $575 million principal amount of new senior subordinated notes. The Company will also assume certain existing indebtedness of Smitty's.

The New Revolving Facility will be available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. A portion of the New Revolving Facility may be used to support letters of credit, approximately $28 million of which are anticipated to be outstanding upon consummation of the Transactions. The New Revolving Facility will be non-amortizing and will have a six and one-quarter year term. The Company will be required to reduce loans outstanding under the New Revolving Facility $75 million for a period of not less than 30 consecutive days during each consecutive 12-month period thereafter. At December 30, 1995, on a pro forma basis, giving effect to currently anticipated borrowings and letter of credit issuances, the Company's remaining borrowing availability under the New Revolving Facility would have been approximately $162.0 million. Pursuant to the New Credit Facility, the New Term Loans will be issued in four tranches: (i) Tranche A, in the amount of $325 million, will have a six and one-quarter year term; (ii) Tranche B, in the amount of $160 million, will have a seven and one-half year term; (iii) Tranche C, in the amount of $160 million, will have an eight and one-half year term; and (iv) Tranche D, in the amount of $160 million, will have a nine and one-quarter year term. The New Term Loans will require quarterly amortization payments. The New Credit Facility will be guaranteed by each of the Company's subsidiaries and secured by liens on substantially all of the unencumbered assets of the Company and its subsidiaries and by a pledge of the Company's stock in such subsidiaries. The New Credit Facility will contain financial covenants which are expected to require, among other things, the maintenance of specified levels of cash flow and stockholders' equity.

The capital expenditures of the Company were $18.3 million for the first quarter of 1996. The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $100.0 million, excluding the approximately $17 million of capital expenditures which are estimated to be required in connection with the integration of Arizona operations. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. In the long term, however, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.
The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. Future acquisitions may require the Company to seek additional debt or equity financing depending on the size of the transaction. With the exception of the Transactions, the Company is not currently engaged in discussions concerning any material acquisition which it considers probable.

In March 1996, the Company paid its regular quarterly cash dividends of $.15 per common share. Following the close of the Transactions, the Company intends to discontinue the payment of cash dividends and payment of future dividends will be severely restricted by the terms of financing agreements entered into by the Company in connection with the recapitalization and merger.

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


(b) On February 20, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing under Item 5, "Other Items" that Smith's Food & Drug Centers, Inc. had entered into a definitive Recapitalization Agreement and Plan of Merger. The terms and conditions of the agreement and related transactions were set forth in the January 29, 1996 press release which was filed as an exhibit to the Form 8-K.

On May 7, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing under Item 5, "Other Items" an amendment to the Company's contemplated capital structure for financing a portion of transactions agreed to in the Recapitalization Agreement and Plan of Merger, dated as of January 29, 1996, and included in a filed amendment to its registration statement on Form S-3 (File No. 333-01601). As a result of the amendment to its contemplated capital structure, the Company amended the Unaudited Pro Forma Financial Data contained in the Registration Statement which was also included in this Form 8-K.





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


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                        (Registrant)



Date: 05/14/96                    /s/ Matthew G. Tezak
                                 Matthew G.  Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)