Form 10-Q
period 1996-06-29
SMITHS FOOD & DRUG CENTERS INC
filed 1996-08-13
CIK 850309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                _________________

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 29, 1996  (thirteen weeks)

                                       or

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
Yes    X      No


Number of shares outstanding of each class of common stock as of July 27, 1996:
                         Class A:             5,179,261
                         Class B:            10,622,969

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited):

               Consolidated Statements of Income for the
               thirteen weeks ended June 29, 1996 and
               July 1, 1995 and the twenty-six weeks ended
               June 29, 1996 and July 1, 1995..................................3

               Consolidated Balance Sheets as of
               June 29, 1996 and December 30, 1995.............................4

               Consolidated Statements of Cash Flows for
               the twenty-six weeks ended June 29, 1996 and
               July 1, 1995....................................................6

               Notes to Consolidated Financial Statements......................7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................11

PART II.  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Securities Holders..........13

       Item 6. Exhibits and Reports on Form 8-K...............................14

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                 Thirteen Weeks Ended     Twenty-Six Weeks Ended
                               -----------------------   -----------------------
                               Jun 29, 1996 Jul 1, 1995 Jun 29, 1996 Jul 1, 1995
                               ------------ ----------- ------------ -----------
Net sales                      $ 690,023    $770,405     $1,383,188  $1,517,078
Cost of goods sold               533,312     597,882      1,079,918   1,176,233
                               ---------    --------     ----------  ----------
                                 156,711     172,523        303,270     340,845
Expenses:
  Operating, selling
    and administrative           130,350     116,698        241,703     229,468
  Depreciation and
    amortization                  21,432      25,713         44,071      50,409
  Interest                        22,655      15,172         37,092      30,141
  Amortization of deferred
    financing costs                  772         108            880         216
  Restructuring Charges          201,622                    201,622
                               ---------    --------     ----------  ----------
                                 376,831     157,691        525,368     310,234
                               ---------    --------     ----------  ----------
       INCOME (LOSS) BEFORE
           INCOME TAXES AND
       EXTRAORDINARY CHARGE     (220,120)     14,832       (222,098)     30,611
Income taxes (benefit)           (87,245)      5,800        (88,045)     12,100
                               ---------    --------     ----------  ----------
       INCOME (LOSS) BEFORE
       EXTRAORDINARY CHARGE     (132,875)      9,032       (134,053)     18,511
Extraordinary charge on
  extinguishment of debt, net of
  tax benefit                     41,782                     41,782
                               ---------    --------     ----------  ----------
          NET INCOME (LOSS)    $(174,657)   $  9,032     $ (175,835) $   18,511
                               =========    ========     ==========  ==========
Income (loss) per share of Common Stock:
  Income (loss) before
    extraordinary charge       $   (6.24)   $   0.36     $    (5.78) $     0.73
  Extraordinary charge             (1.96)                     (1.80)
                               ---------    --------     ----------  ----------
  Net income (loss)            $   (8.20)   $   0.36     $    (7.58) $     0.73
                               =========    ========     ==========  ==========
Dividends paid per share
  of Common Stock              $       -    $   0.15     $     0.15  $     0.30
                               =========    ========     ==========  ==========
Average number of common
  shares outstanding
  (In thousands)                  21,297      25,139         23,184      25,314
                               =========    ========     ==========  ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)


                                                     Jun 29, 1996 Dec 30, 1995
                                                     ------------ ------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $   45,379   $   16,079
  Rebates and accounts receivable                         27,419       23,802
  Refundable income taxes                                 40,878
  Inventories                                            328,674      394,982
  Prepaid expenses and deposits                           19,273       21,255
  Deferred tax asset                                     110,621       23,900
  Assets held for sale                                   111,402      125,000
                                                      ----------   ----------
                               TOTAL CURRENT ASSETS      683,646      605,018
PROPERTY AND EQUIPMENT
  Land                                                   193,086      276,626
  Buildings                                              578,063      610,049
  Leasehold improvements                                  52,507       55,830
  Property under capital leases                           32,120
  Fixtures and equipment                                 508,881      509,524
                                                      ----------   ----------
                                                       1,364,657    1,452,029
  Less allowances for depreciation and amortization      394,346      390,933
                                                      ----------   ----------
                                                         970,311    1,061,096
GOODWILL, less accumulated amortization of $312          112,752
OTHER ASSETS                                              87,604       20,066
                                                      ----------   ----------
                                                      $1,854,313   $1,686,180
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                              $  220,601   $  214,152
  Accrued sales and other taxes                           32,936       38,724
  Accrued payroll and related benefits                    67,328       65,785
  Other accrued expenses                                  80,715       43,695
  Current maturities of long-term debt                    26,739       20,932
  Current maturities of obligations
    under Capital Leases                                   1,194
  Current maturities of Redeemable Preferred Stock                      1,008
  Accrued restructuring costs                             65,826       58,000
                                                      ----------   ----------
                          TOTAL CURRENT LIABILITIES      495,339      442,296
LONG-TERM DEBT, less current maturities                1,374,206      717,761
OBLIGATIONS UNDER CAPITAL LEASES, less current portion    25,466
ACCRUED RESTRUCTURING COSTS, less current portion         20,900       40,000
DEFERRED INCOME TAXES                                     44,384       58,600
OTHER LONG-TERM LIABILITIES                               30,513        7,492
REDEEMABLE PREFERRED STOCK, less current maturities        3,319        3,311
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value $.01 per
    share:  Authorized 20,000,000 shares; issued and
    outstanding, 5,195,261 shares in 1996 and
    11,613,043 shares in 1995                                 52          116
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued 10,606,969
    shares in 1996 and 18,348,968 shares in 1995             106          183
  Additional paid-in capital                             193,667      285,238
  Retained earnings (deficit)                           (333,639)     238,025
                                                      ----------   ----------
                                                        (139,814)     523,562
  Less Treasury Shares at cost
    (4,890,302 shares in 1995)                                        106,842
                                                      ----------   ----------
                                                        (139,814)     416,720
                                                      ----------   ----------
                                                      $1,854,313   $1,686,180
                                                      ==========   ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                      Twenty-Six Weeks Ended
                                                   ---------------------------
                                                    June 29, 1996 July 1, 1995
                                                    ------------- ------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $ (175,835)     $18,511
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       44,071       50,409
      Deferred income taxes                              (74,189)       5,600
      Restructuring charges                              201,622
      Other                                                  303          393
      Changes in operating assets and
        liabilities:
          Rebates and accounts receivable                  5,171        2,477
          Refundable income taxes                        (40,878)
          Inventories                                    112,132       23,364
          Prepaid expenses and deposits                   11,808      (18,927)
          Trade accounts payable                         (30,633)     (28,109)
          Accrued sales and other taxes                  (12,151)       3,076
          Accrued payroll and related benefits            (8,231)      (1,949)
          Accrued other expenses                         (18,470)       4,066
          Accrued restructuring costs                    (48,636)
                                                       ---------      -------
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (33,916)      58,911
INVESTING ACTIVITIES:
  Additions to property and equipment                    (64,996)     (65,697)
  Proceeds from sale of property and equipment            96,846        2,648
  Other                                                  (62,159)         (28)
                                                       ---------      -------
                  CASH USED IN INVESTING ACTIVITIES      (30,309)     (63,077)
FINANCING ACTIVITIES:
  Additions to long-term debt                          1,380,000       25,000
  Payments on long-term debt                            (830,536)      (8,855)
  Redemptions of Preferred Stock                          (1,000)        (383)
  Purchases of Treasury Stock                           (452,405)      (7,845)
  Proceeds from sale of Treasury Stock                     1,227        2,920
  Payment of dividends                                    (3,761)      (7,412)
                                                      ----------      -------
              CASH PROVIDED BY FINANCING ACTIVITIES       93,525        3,425
                                                      ----------      -------
                         NET INCREASE (DECREASE) IN
                          CASH AND CASH EQUIVALENTS       29,300         (741)
Cash and cash equivalents at beginning of year            16,079       14,188
                                                      ----------      -------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   45,379      $13,447
                                                      ==========      =======
SUPPLEMENTAL SCHEDULE OF BUSINESS ACQUISITION
  Fair value of assets acquired                       $  352,745
  Value of stock issued                                  (72,173)
                                                      ----------
  Liabilities assumed                                 $  280,572
                                                      ==========


See notes to consolidated financial statements

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and notes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 30, 1995.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Inventories
Inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. The pretax LIFO charge for the second quarter was $1.8 million in 1996 and $1.0 million in 1995 and for the first half was $3.5 million in 1996 and $2.0 million in 1995.

Assets held for sale
Assets held for sale are valued at the lower of cost or estimated net realizable value.

Property under capital leases
Property under capital leases is stated at the lower of the fair market value of the asset or the present value of future minimum lease payments. These leases are amortized on the straight-line method over the terms of the leases and such amortization is included in depreciation and amortization expense.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired assets less assumed liabilities and is amortized on a straight-line method over 40 years.

Net Income per Share of Common Stock
Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The weighted average number of common shares for 1996 excludes Common Stock equivalents in the form of stock options due to the net loss.

Reclassifications
Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.


NOTE C -- MERGER AND RECAPITALIZATION

On May 23, 1996, the Company completed a merger (the "Merger") in which Smitty's Supermarkets, Inc. ("Smitty's") became a wholly owned subsidiary of the Company in a transaction accounted for as a purchase. Smitty's is a regional supermarket company operating 26 stores in the Phoenix and Tucson, Arizona areas. The Company issued 3,038,877 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock. The financial statements reflect the preliminary allocation of the purchase price and assumption of certain debt and include the results of operations for Smitty's from May 23, 1996.

The following unaudited pro forma information presents the results of the Company's operations as though the Merger had been consummated at the beginning of each period and excluding the Company's California stores and charges related to the disposition of California assets or closure of the California region.
The amounts represent twenty-six weeks of operations of the Company combined with twenty-four weeks of operations of Smitty's. (Dollar amounts in thousands, except per share data)

                                                        Period Ended
                                              --------------------------------
                                               June 29, 1996      July 1, 1995
                                               -------------      ------------
Net sales                                        $1,526,369        $1,449,218
Loss before extraordinary charge                    (21,041)          (17,389)
Net loss                                            (85,542)          (41,303)
Loss per share of Common Stock:
  Loss before extraordinary charge                    (1.33)            (1.10)
  Net loss                                            (5.42)            (2.62)

The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Smitty's merger (together with the Merger, the "Recapitalization"). Debt consisting of $575 million principal amount of 11 1/4% senior subordinated notes due 2007 and $805 million principal amount of secured bank term loans at various interest rates were used to finance the stock purchase, repay certain existing indebtedness, and pay premiums related to early repayment of such indebtedness.


NOTE D -- RESTRUCTURING CHARGES

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its Southern California Region. During the first half of 1996, the Company sold, leased or agreed to sell or lease 23 of its California stores and related equipment and five non-operating properties to various supermarket companies and others. Of the stores sold, leased or being sold or leased, 10 owned stores were sold outright, three owned stores were leased, three store leases were assigned and seven leased stores were subleased. The remaining 11 California stores have been closed and it is anticipated that these stores will be sold or leased.

Following the Merger and Recapitalization on May 23, 1996 (see Note C), the Company adopted a strategy to accelerate the disposition of its remaining real estate assets in California including its non-operating stores and excess land. The Company intends to use the net cash proceeds from the sales of these assets to either reinvest in the Company's business or reduce indebtedness. Accordingly, the Company recorded in the second quarter additional restructuring charges amounting to $201.6 million relating to (i) the difference between the anticipated cash proceeds from the accelerated dispositions (based on appraisals obtained following the completion of the Merger and Recapitalization) and the Company's existing book values and (ii) other charges in connection with its decision to close the California Region.

The following table presents the components of the accrued restructuring costs and actual activity for the first half of 1996:

                                Costs Incurred Adjustments Accrued Restructuring
                     Balance at   during the       and     Costs at June 29,1996
                    December 30,  First Half   Additional  ---------------------
                         1995    of the Year     Charges     Current  Long-term
                       -------  -------------   --------     -------  ---------
Charges for lease
  obligations          $65,600      $19,465     $(19,922)    $10,604    $15,609
Inventory               16,000       16,020                      (20)
Termination costs       10,000       11,080       17,174      16,094
Asset disposition
  costs                                           24,083      24,083
Property maintenance
  costs and other        6,400        2,071       16,027      15,065      5,291
                       -------      -------     --------     -------    -------
                       $98,000      $48,636     $ 37,362     $65,826    $20,900
                       =======      =======     ========     =======    =======




NOTE E -- LONG-TERM DEBT

Long-term debt consists of the following (dollar amounts in thousands):

                                                          Jun 29,      Dec 30,
                                                           1996         1995
                                                       ----------     --------

Term loans, principal due quarterly through 2005,
  with interest payable quarterly                     $  805,000

11 1/4% Senior Subordinated Notes, principal due
  2007 with interest payable semi-annually                             575,000

Unsecured notes, due in 2002 through 2015 with
  varying annual installments starting in 2000
  which accrue interest at an average rate of 7.68%
  in 1995                                                             $410,000

Mortgage notes, collateralized by property and
  equipment with a cost of $2.8 million in 1996
  and $420.7 million in 1995, due in 1997 through
  2005 with interest at an average rate of 5.11% in
  1996 and 9.68% in 1995                                   2,743       254,385

Revolving credit loans                                                  68,000

Sinking fund bonds,  10 1/2% interest,  semi-annual
  maturities to 2016                                      11,960

Industrial revenue bonds, collateralized by property
  and equipment with a cost of $11.5  million in 1996
  and $11.7 million in 1995 due in 2000 through 2010
  plus interest at an average rate of 7.26% in 1996
  and 7.44% in 1995                                        6,242         6,308
                                                      ----------      --------
                                                       1,400,945       738,693
Less current maturities                                   26,739        20,932
                                                      ----------      --------
                                                      $1,374,206      $717,761
                                                      ==========      ========

The Company entered into a new senior credit facility (the "New Credit Facility") that provides term loans totaling $805 million (the "New Term Loans") which were funded in connection with the Merger and Recapitalization and a $190 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. All indebtedness (as defined) under the New Credit Facility is secured by substantially all of the assets of the Company. At June 29, 1996, $805 million was outstanding under the New Term Loans and other than $27.7 million of letters of credit, no amounts were borrowed under the New Revolving Facility. A commitment fee of one-half of one percent is charged on the average daily unused portion of the New Revolving Facility, payable quarterly. Interest on borrowings under the New Term Loans is at the bank's Base Rate (as defined) plus a margin ranging from 1.5% to 2.75% or the adjusted Eurodollar Rate (as defined) plus a margin ranging from 2.75% to 4.00%. At June 29, 1996, the weighted average interest rate on the New Term Loans was 8.79%. Interest on borrowings under the New Revolving Facility is at the bank's Base Rate (as defined) plus a margin of 1.5% or the Adjusted Eurodollar Rate (as Defined) plus a margin of 2.75%. At June 29, 1996, the interest rate on the New Revolving Facility was 8.25%; however, no amounts were outstanding under the New Revolving Facility other than $27.7 million of letters of credit.

Maturities of the Company's long-term debt for the five fiscal years succeeding June 29, 1996 are approximately $2.7 million in 1996, $46.9 million in 1997, $55.4 million in 1998, $65.5 million in 1999, and $68.0 million in 2000.

The New Credit Facility requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings, to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to fixed charges and indebtedness. In addition, the New Credit Facility limits additional borrowings, dividends on and redemption of capital stock and the acquisition and the disposition of assets.

The Company recorded an extraordinary charge of $41.8 million which consisted of fees incurred in the prepayment of certain mortgage notes and unsecured notes of the Company and certain long-term debt of Smitty's assumed in the Merger and the write-off of their related debt issuance costs.


NOTE F -- CAPITAL LEASES

At June 29, 1996, future minimum lease payments under capital leases having initial or remaining non-cancelable terms of more than one year were as follows (dollar amounts in thousands):

1996                                       $ 2,119
1997                                         4,163
1998                                         4,100
1999                                         4,130
2000                                         4,147
Thereafter                                  48,392
                                           -------
                                            67,051
Less amount representing interest           40,391
                                           -------
Present value                              $26,660
                                           =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 23, 1996, Smith's Food & Drug Centers, Inc. (the "Company") completed its acquisition by merger (the "Merger") of Smitty's Supermarkets, Inc.
("Smitty's"), a 26-store Arizona supermarket chain. Pursuant to the Merger, 3,038,877 shares of the Company's Class B Common Stock was issued to the stockholders of Smitty's. Accordingly, the results for 1996 reflect only five weeks of operations from the Smitty's stores. The Merger has been accounted for as a purchase of Smitty's by the Company. As a result, the assets and liabilities of Smitty's have been recorded at their estimated fair value as of the date the Merger was consummated. The purchase price in excess of the fair value of Smitty's assets is recorded as goodwill and will be amortized over a 40
- -year period. The purchase price allocation reflected at June 29, 1996 is based on management's preliminary estimates. The actual purchase accounting adjustments will be determined within one year following the Merger and may vary from the amounts reflected at June 29, 1996.

The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Smitty's merger. Of the total shares of Class A and Class B Common Stock outstanding prior to the tender offer, the Company purchased 12.5 million shares for $451.3 million. Stock options representing 805,750 shares were also purchased for $13.7 million in conjunction with this tender offer. Additionally, the Company redeemed 3.0 million shares of Series I Preferred Stock for $1.0 million.

The Company used proceeds from the issuance of long-term debt to finance these transactions and to repay substantially all of its indebtedness. The Company entered into a new senior credit facility (the "New Credit Facility") which provides term loans totaling $805 million (the "New Term Loans") and a $190 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. The Company also issued $575 million principal amount of 11 1/4% senior subordinated notes due 2007. As a result of prepaying existing indebtedness, the Company incurred an extraordinary charge of $41.8 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

The Company also closed its California region comprised of 34 stores and a large distribution center during the first quarter of 1996. The closure of the California region and the Merger with Smitty's causes the comparisons of quarter and first half results to the prior year's comparable periods not to be meaningful.

Results of Operations

Net sales decreased $80.4 million, or 10.4%, from $770.4 million in the second quarter of 1995 to $690.0 million in the second quarter of 1996. For the first twenty-six weeks of 1996, net sales decreased $133.9 million, or 8.8%, to $1.38 billion from $1.52 billion for the first half of last year. The sales decrease in 1996 was primarily attributable to changes in the number of operating stores. Since the end of the second quarter of 1995, the Company closed its 34 California stores, opened an additional 10 stores in other operating areas, and acquired 26 stores in the Smitty's merger. Excluding the Company's California stores, net sales for the second quarter increased $93.2 million, or 15.6%, from $596.8 million last year to $690.0 million in 1996 and net sales for the first half of the year increased $129.0 million, or 10.9%. As adjusted to exclude the Company's California stores and Smitty's stores, same store sales for the second quarter of 1996 decreased .9% and for the first half of 1996 decreased 1.8%.

Gross profit decreased $15.8 million, or 9.2%, from $172.5 million in the second quarter of 1995 to $156.7 million in the second quarter of 1996. For the first half of the year, gross profit decreased $37.5 million, or 11.0%, from $340.8 million in 1995 to $303.3 million in 1996. Gross margins during the second quarter of 1996 were 22.7% compared to 22.4% a year ago. Gross margins during the first half of 1996 were 21.9% compared to 22.5% a year ago. Excluding the Company's California operations, gross profit increased $23.8 million, or 17.9%, in the second quarter of 1996 and $33.4 million, or 12.7%, in the first half of 1996 compared to the respective periods last year. Gross margins for both periods were relatively constant.

Operating, selling and administrative expenses ("OS&A") increased $13.7 million, or 11.7%, from $116.7 million in second quarter of 1995 to $130.4 million in the second quarter of 1996 and increased $12.2 million, or 5.3%, from $229.5 million in the first half of 1995 to $241.7 million in the first half of 1996. As a percent of net sales, OS&A increased in the second quarter from 15.2% last year to 18.9% this year and increased in the first half from 15.1% in 1995 to 17.5% in 1996. The increase in OS&A as a percent of net sales was primarily attributable to compensation recognized on the purchase of stock options, recording of deferred compensation, severance paid to the former Chief Executive Officer and other expenses related to the Merger and Recapitalization.

Depreciation and amortization expenses decreased $4.3 million, or 16.7%, from $25.7 million in the second quarter last year to $21.4 million in the second quarter this year and decreased $6.3 million, or 12.5%, from $50.4 million in the first half last year to $44.1 million in the first half this year. These decreases are due primarily to the closure of the California Region which was offset slightly by the addition of new food and drug combination stores elsewhere.

Interest expense increased $7.5 million, or 49.3%, from $15.2 million in the second quarter last year to $22.7 million for the second quarter of 1996 and increased $7.0 million, or 23.2%, from $30.1 million in the first half of 1995 to $37.1 million in the first half of 1996. The increase in interest expense was primarily due to the increased debt incurred in conjunction with the Merger and Recapitalization.

The Company recorded $201.6 million of pre-tax restructuring charges in the second quarter of 1996 reflecting additional charges in connection with its decision to close the California region and additional differences between anticipated cash proceeds and existing book values caused by adoption of an accelerated disposition strategy. See Note D of the Notes to Consolidated Financial Statement of the Company included elsewhere herein.

The extraordinary charge of $41.8 million consists of fees incurred in the prepayment of certain mortgage notes and unsecured notes of the Company and certain long-term debt assumed in the Merger and the write-off of their related debt issuance costs.

Primarily as a result of the restructuring and extraordinary charges noted above, the Company recorded a net loss for the second quarter of $174.7 million or $8.20 per common share compared to last year's net income of $9.0 million or $.36 per common share. The net loss for the first half of 1996 totaled $175.8 million or $7.58 per common share compared to last year's net income of $18.5 million or $.73 per common share.

Liquidity and Capital Resources

During the first half of 1996, cash used in operating activities was $33.9 million compared to cash provided by operating activities of $58.9 million last year. This decrease was caused primarily by the net loss incurred in 1996 and balance fluctuations in operating assets and liabilities resulting from the closure of the California region and normal operations. Payment of accrued restructuring charges in the first half of 1996 reduced cash provided by operating activities by $48.6 million.

Cash used in investing activities was $30.3 million for the first half of 1996 as a result of the Company's ongoing expansion program and payment of financing costs related to securing a new senior credit facility (the "New Credit Facility") which were offset by proceeds from the sale of assets in the California region. All California assets have been adjusted to their net realizable values and are included in assets held for sale. Seven non-operating stores are under contract to sell or lease which are expected to be finalized in the third quarter of 1996. The Company is actively pursuing opportunities to dispose its remaining real estate assets in California which consists of 11 closed stores and excess land.

Cash provided by financing activities totaled $93.5 million for the first half of 1996 as a result of debt proceeds which were offset in part by the prepayment of certain existing indebtedness and the purchase of 50% of the Company's outstanding Class A Common Stock and Class B Common Stock for $36.00 in cash per share.

The Company entered into the New Credit Facility that provides $805 million aggregate principal amount of term loans (the "New Term Loans") which was funded at the time of the Recapitalization and Merger and a $190 million revolving credit facility (the "New Revolving Facility") which is available for working capital requirements and general corporate purposes. The Company also issued $575 million principal amount of new senior subordinated notes. At June 29, 1996, other than $27.7 million of letters of credit, no amounts were borrowed under the New Revolving Facility.

The New Revolving Facility is available, subject to the satisfaction of customary borrowing conditions, for working capital requirements and general corporate purposes. A portion of the New Revolving Facility may be used to support letters of credit. The New Revolving Facility is non-amortizing and has a six and one-quarter year term. The Company is required to reduce loans outstanding under the New Revolving Facility to less than $75 million for a period of not less than 30 consecutive days during each consecutive 12-month period thereafter.

The New Term Loans were issued in four tranches: (i) Tranche A, in the amount of $325 million, has a six and one-quarter year term; (ii) Tranche B, in the amount of $160 million, has a seven and one-half year term; (iii) Tranche C, in the amount of $160 million, has an eight and one-half year term; and (iv) Tranche D, in the amount of $160 million, has a nine and one-quarter year term. The New Term Loans require quarterly amortization payments. The New Credit Facility is guaranteed by each of the Company's subsidiaries and secured by liens on substantially all of the unencumbered assets of the Company and its subsidiaries and by a pledge of the Company's stock in such subsidiaries. The New Credit Facility contains financial covenants which require, among other things, the maintenance of specified levels of cash flow and stockholders' equity.

The capital expenditures of the Company were $65.0 million for the first half of 1996. The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $90.0 million. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. During the remainder of fiscal 1996, the Company currently expects to open three stores averaging approximately 60,000 square feet. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. In the long term, however, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

In March 1996, the Company paid its regular quarterly cash dividends of $.15 per common share. The Company has discontinued the payment of cash dividends and payment of future dividends is severely restricted by the terms of financing agreements entered into by the Company in connection with the Recapitalization and Merger.

The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including leases), will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.



                          PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on May 23, 1996, the stockholders voted on the following proposals:

Proposal No. 1--Approval of the Recapitalization Agreement

The stockholders approved the Recapitalization Agreement and the transactions contemplated thereby (with 222,993,884 affirmative votes, 2,605,634 negative votes, 8,595,747 abstentions and zero broker non-votes).

Proposal No. 2--Amendment and Restatement of Certificate of Incorporation

The stockholders approved the adoption of the following separate amendments to the Company's Certificate of Incorporation:

a) Proposal No. 2A reduced the number of directors to seven and classified the Board of Directors into three classes of directors serving staggered three-year terms (with 224,830,181 affirmative votes, 4,265,025 negative votes, 5,097,059 abstentions and zero broker non-votes).
b) Proposal No. 2B provided for the authorization of 20,000,000 shares of Class C Common Stock, par value $.01 per share, of the Company (with 224,758,454 affirmative votes, 4,012,811 negative votes, 5,421,000 abstentions and zero broker non-votes).
c) Proposal No. 2C amended certain redemption and voting provisions with respect to the Series I Preferred Stock (with 211,941,982 affirmative votes, 6,807,857 negative votes, 15,442,426 abstentions and zero broker non-votes and in a separate class vote for the holders of shares of Series I Preferred Stock with 103,550,000 affirmative votes, 6,057,330 negative votes, and 15,000,060 abstentions).

Proposal No. 3--Election of Board of Directors

The stockholders elected as directors the following:

                                 VOTES            VOTES           BROKER
NAME                              FOR            WITHHELD        NON-VOTES
- ----                             -----           --------        ---------

One-Year Term
  Jeffrey P. Smith            237,750,108        193,215            -0-
  Ronald W. Burkle            237,747,597        195,726            -0-
  Allen R. Rowland            237,747,708        195,615            -0-
Two-Year Term
  Fred L. Smith               237,747,597        195,726            -0-
  Linda McLoughlin Figel      237,747,597        195,726            -0-
Three-Year Term
  Bruce Karatz                237,747,708        195,615            -0-
  Bertram R. Zweig            237,747,708        195,615            -0-

Proposal No. 4--Ratification of Selection of Independent Auditors

The stockholders ratified the appointment of Ernst & Young LLP as the Corporation's independent auditors for 1996 (with 232,799,352 affirmative votes, 16,880 negative votes, 5,026,891 abstentions and zero broker non-votes).


Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits listed in the accompanying index to exhibits are filed as part of the Form 10-Q.


(b) On May 7, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing under Item 5, "Other Items" an amendment to the Company's contemplated capital structure for financing a portion of transactions agreed to in the Recapitalization Agreement and Plan of Merger, dated as of January 29, 1996, and included in a filed amendment to its registration statement on Form S-3 (File No. 333-01601). As a result of the amendment to its contemplated capital structure, the Company amended the Unaudited Pro Forma Financial Data contained in the Registration Statement which was also included in this Form 8-K.

                                INDEX TO EXHIBITS

Exhibit
Number               Document


27               Financial Data Schedule

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                 ---------------------------------
                                            (Registrant)



Date:  08/13/96                       /s/ Matthew G.  Tezak
      ----------                 ---------------------------------
                                 Matthew G.  Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)