Form 10-Q
period 1996-09-28
SMITHS FOOD & DRUG CENTERS INC
filed 1996-11-12
CIK 850309

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 28, 1996  (thirteen weeks)

                                      or

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


Number of shares outstanding of each class of common stock as of October 26,
1996:
                         Class A:        5,118,143
                         Class B:       10,684,087

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

               Consolidated Statements of Income for the
               thirteen weeks ended September 28, 1996 and
               September 30, 1995 and the thirty-nine weeks ended
               September 28, 1996 and September 30, 1995                  3

               Consolidated Balance Sheets as of
               September 28, 1996 and December 30, 1995                   4

               Consolidated Statements of Cash Flows for
               the thirty-nine weeks ended September 28, 1996 and
               September 30, 1995                                         6

               Notes to Consolidated Financial Statements                 7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                          14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                          Thirteen    Thirteen    Thirty-Nine    Thirty-Nine
                       Weeks Ended  Weeks Ended   Weeks Ended    Weeks Ended
                       Sep 28, 1996Sep 30, 1995   Sep 28, 1996   Sep 30, 1995
                       ------------------------   ------------   ------------
Net sales                 $740,615    $768,335     $2,123,803     $2,285,413
Cost of goods sold         571,710     594,375      1,651,628      1,770,608
                          --------    --------     ----------     ----------
                           168,905     173,960        472,175        514,805
Expenses:
  Operating, selling
    and administrative     102,155     114,329        343,858        343,797
  Depreciation and
    amortization            24,180      26,743         68,251         77,152
  Interest                  33,955      14,819         71,047         44,960
  Amortization of deferred
    financing costs          2,222         108          3,102            324
  Restructuring charges                               201,622
                          --------    --------     ----------     ----------
                           162,512     155,999        687,880        466,233
INCOME (LOSS) BEFORE
INCOME TAXES AND
EXTRAORDINARY CHARGE         6,393      17,961       (215,705)        48,572
Income taxes (benefit)       2,500       6,900        (85,545)        19,000
                          --------    --------     ----------     ----------
INCOME (LOSS) BEFORE
EXTRAORDINARY CHARGE         3,893      11,061       (130,160)        29,572
Extraordinary charge on
  extinguishment of debt,
  net of tax benefit                                   41,782
                          --------    --------     ----------     ----------
NET INCOME (LOSS)         $  3,893    $ 11,061     $ (171,942)    $   29,572
                          ========    ========     ==========     ==========
Income (loss) per share of Common Stock:
  Income (loss) before
    extraordinary charge  $   0.24    $   0.44     $    (6.28)    $     1.17
  Extraordinary charge                                  (2.02)
                          --------    --------     ----------     ----------
  Net income (loss)       $   0.24    $   0.44     $    (8.30)    $     1.17
                          ========    ========     ==========     ==========
Average number of common
  shares outstanding
  (In thousands)            16,174      25,076         20,724          25,257
                           ========    ========     ==========     ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                Sep 28, 1996   Dec 30, 1995
                                                ------------   ------------
                                                 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $   87,491     $   16,079
  Rebates and accounts receivable                    22,772         23,802
  Refundable income taxes                            41,200
  Inventories                                       349,073        394,982
  Prepaid expenses and deposits                      21,904         21,255
  Deferred tax asset                                 88,143         23,900
  Assets held for sale                               94,293        125,000
                                                 ----------     ----------
TOTAL CURRENT ASSETS                                704,876        605,018
PROPERTY AND EQUIPMENT
  Land                                              194,816        276,626
  Buildings                                         579,905        610,049
  Leasehold improvements                             52,437         55,830
  Property under capitalized leases                  32,713
  Fixtures and equipment                            511,407        509,524
                                                 ----------     ----------
                                                  1,371,278      1,452,029
  Less allowances for depreciation
    and amortization                                417,892        390,933
                                                 ----------     ----------
                                                    953,386      1,061,096
GOODWILL, less accumulated amortization
  of $947                                           112,691
OTHER ASSETS                                         89,043         20,066
                                                 ----------     ----------
                                                 $1,859,996     $1,686,180
                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                         $  239,164     $  214,152
  Accrued sales and other taxes                      34,188         38,724
  Accrued payroll and related benefits               69,749         65,785
  Other accrued expenses                             91,954         43,695
  Current maturities of long-term debt               65,652         20,932
  Current maturities of obligations
    under Capital Leases                              1,276
  Current maturities of Redeemable
    Preferred Stock                                                  1,008
  Accrued restructuring costs                        60,152         58,000
                                                 ----------     ----------
TOTAL CURRENT LIABILITIES                           562,135        442,296
LONG-TERM DEBT, less current maturities           1,333,804        717,761
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                               25,521
ACCRUED RESTRUCTURING COSTS, less
  current portion                                    16,176         40,000
DEFERRED INCOME TAXES                                24,728         58,600
OTHER LONG-TERM LIABILITIES                          30,175          7,492
REDEEMABLE PREFERRED STOCK,
  less current maturities                             3,319          3,311
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock, par value
    $.01 per share:  Authorized 20,000,000
    shares; issued and outstanding, 5,132,143
    shares in 1996 and 11,613,043 shares in 1995         51            116
  Class B Common Stock, par value $.01 per share:
    Authorized 100,000,000 shares; issued
    10,670,087 shares in 1996 and 18,348,968
    shares in 1995                                      107            183
  Additional paid-in capital                        193,726        285,236
  Retained earnings (deficit)                      (329,746)       238,027
                                                 ----------     ----------
                                                   (135,862)       523,562
  Less Treasury Shares at cost
    (4,890,302 shares in 1995)                                     106,842
                                                 ----------     ----------
                                                   (135,862)       416,720
                                                 ----------     ----------
                                                 $1,859,996     $1,686,180
                                                 ==========     ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                 Thirty-Nine    Thirty-Nine
                                                 Weeks Ended    Weeks Ended
                                                Sep 28, 1996   Sep 30, 1995
                                                ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                             $ (171,942)      $ 29,572
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciation and amortization                 68,251         77,152
       Deferred income taxes (benefit)              (82,087)         6,400
       Restructuring charges                        201,622
       Other                                            405            588
       Changes in operating assets and
         liabilities:
           Rebates and accounts receivable            9,818          2,551
           Refundable income taxes                  (30,480)
           Inventories                               91,733          6,944
           Prepaid expenses and deposits              9,177        (16,727)
           Trade accounts payable                   (12,070)       (20,749)
           Accrued sales and other taxes            (10,900)        15,620
           Accrued payroll and related benefits      (5,810)         2,496
           Accrued other expenses                    (7,231)        (9,186)
           Accrued restructuring costs              (59,034)
                                                 ----------       --------
 CASH PROVIDED BY OPERATING ACTIVITIES                1,452         94,661
 INVESTING ACTIVITIES:
   Additions to property and equipment              (71,870)      (106,616)
   Proceeds from sale of property and equipment     113,551          2,695
   Other                                            (63,513)          (104)
                                                 ----------       --------
 CASH USED IN INVESTING ACTIVITIES                  (21,832)      (104,025)
 FINANCING ACTIVITIES:
   Additions to long-term debt                    1,380,000         37,000
   Payments on long-term debt                      (832,025)       (14,198)
   Additions to obligations under capital leases        568
   Payments on obligations under capital leases        (431)
   Payments of other long-term liabilities             (339)
   Redemptions of Preferred Stock                    (1,000)          (483)
   Purchases of Treasury Stock                     (452,687)        (7,845)
   Proceeds from sale of Treasury Stock               1,467          4,204
   Payment of dividends                              (3,761)       (11,179)
                                                 ----------       --------
 CASH PROVIDED BY FINANCING ACTIVITIES               91,792          7,499
                                                 ----------       --------
 NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                           71,412         (1,865)
 Cash and cash equivalents at beginning of year      16,079         14,188
                                                 ----------       --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   87,491       $ 12,323
                                                 ==========       ========
SUPPLEMENTAL SCHEDULE OF BUSINESS ACQUISITION
  Fair value of assets acquired                  $  353,318
  Value of stock issued                             (72,173)
                                                 ----------
  Liabilities assumed                            $  281,145
                                                 ==========

See notes to consolidated financial statements

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Inventories
Inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. The pretax LIFO charge for the third quarter was $1.8 million in 1996 and $1.0 million in 1995 and for the first thirty-nine weeks was $5.3 million in 1996 and $3.0 million in 1995.

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

Net Income per Share of Common Stock
Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The weighted average number of common shares for the thirty-nine weeks ended September 28, 1996 excludes Common Stock equivalents in the form of stock options due to the net loss.

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

The following unaudited pro forma information presents the results of the Company's operations as though the Merger had been consummated at the beginning of each period and excludes the Company's California stores and charges related to the disposition of California assets or closure of the California region. The amounts represent thirty-nine weeks of the combined operations of the Company and Smitty's. (Dollar amounts in thousands, except per share data)

                                                Period ending
                                                -------------
                                      Sep 28, 1996        Sep 30, 1995
                                      ------------        ------------
Net sales                              $2,266,984          $2,208,165
Loss before extraordinary charge          (17,148)            (11,644)
Net loss                                  (81,649)            (35,558)
Loss per share of Common Stock:
  Loss before extraordinary charge          (1.09)              (0.74)
  Net loss                                  (5.17)              (2.26)

The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Smitty's merger (together with the Merger, the "Recapitalization"). Debt consisting of $575 million principal amount of 11% senior subordinated notes due 2007 and $805 million principal amount of secured bank term loans at various interest rates were used to finance the stock purchase, repay certain existing indebtedness, and pay premiums related to early repayment of such indebtedness.


NOTE D -- RESTRUCTURING CHARGES

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its Southern California Region. During the first thirty-nine weeks of 1996, the Company sold, leased or agreed to sell or lease 25 of its California stores and related equipment and five non-operating properties to various supermarket companies and others. Of the stores sold, leased or being sold or leased, 10 owned stores were sold outright, three owned stores were leased, three store leases were assigned and nine leased stores were subleased. The remaining nine California stores have been closed and it is anticipated that these stores will be sold or leased.

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

The following table presents the components of the accrued restructuring costs and actual activity for the first thirty-nine weeks of 1996:

                                                                                   Accrued
                                                Costs   Adjustments          Restructuring Costs
                              Balance at     Incurred           and        at September 28, 1996
                                 Dec 30,       during    Additional        ---------------------
                                   1995         1996        Charges        Current     Long-term
                              ----------     --------   -----------        -------     ---------
Charges for lease obligations   $65,600      $22,025     $ (19,922)       $10,604      $13,049
 Inventory                       16,000       16,020                          (20)
 Termination costs               10,000       14,533        17,174         12,641
 Asset disposition costs                                    24,083         24,083
 Property maintenance costs
   and other                      6,400        6,456        16,027         12,844        3,127
                                -------      -------       -------        -------      -------
                                $98,000      $59,034       $37,362        $60,152      $16,176
                                =======      =======       =======        =======      =======


NOTE E -- LONG-TERM DEBT

Long-term debt consists of the following (dollar amounts in thousands):

                                                     Sep 28,          Dec 30,
                                                      1996             1995
                                                  ----------         --------
Term loans, principal due quarterly through
  2005, with interest payable quarterly           $  803,800

11 1/4% Senior Subordinated Notes, principal
  due 2007 with interest payable semi-annually       575,000

Unsecured notes, due in 2002 through 2015
  with varying annual installments starting
  in 2000 which accrued interest at an average
  rate of 7.68% in 1995                                              $410,000

Mortgage notes, collateralized by property
  and equipment with a cost of $2.8 million
  in 1996 and $420.7 million in 1995, due in
  1997 through 2005 with interest at an average
  rate of 5.11% in 1996 and 9.68% in 1995              2,743          254,385

Revolving credit loans                                                 68,000

Sinking fund bonds,  10 1/2% interest,
  semi-annual maturities to 2016                      11,872

Industrial revenue bonds, collateralized
  by property and equipment with a cost of
  $11.5  million in 1996 and $11.7 million
  in 1995 due in 2000 through 2010 plus interest
  at an average rate of 7.26% in 1996 and 7.44%
  in 1995                                              6,041            6,308
                                                  ----------         --------
                                                   1,399,456          738,693
Less current maturities                               65,652           20,932
                                                  ----------         --------
                                                  $1,333,804         $717,761
                                                  ==========         ========


The Company entered into a new senior credit facility (the "New Credit Facility") that provides term loans totaling $805 million (the "New Term Loans") which were funded in connection with the Merger and Recapitalization and a $190 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. All indebtedness (as defined) under the New Credit Facility is secured by substantially all of the assets of the Company. At September 28, 1996, $803.8 million was outstanding under the New Term Loans and other than $26.4 million of letters of credit, no amounts were borrowed under the New Revolving Facility. A commitment fee of one-half of one percent is charged on the average daily unused portion of the New Revolving Facility, payable quarterly. Interest on borrowings under the New Term Loans is at the bank's Base Rate (as defined) plus a margin ranging from 1.5% to 2.75% or the adjusted Eurodollar Rate (as defined) plus a margin ranging from 2.75% to 4.00%. At September 28, 1996, the weighted average interest rate on the New Term Loans was 8.75%. Interest on borrowings under the New Revolving Facility is at the bank's Base Rate (as defined) plus a margin of 1.5% or the Adjusted Eurodollar Rate (as Defined) plus a margin of 2.75%. At September 28, 1996, the interest rate on the New Revolving Facility was 8.19%; however, no amounts were outstanding under the New Revolving Facility other than $26.4 million of letters of credit.

Maturities of the Company's long-term debt for the five fiscal years succeeding September 28, 1996 are approximately $50.0 million in 1996, $28.1 million in 1997, $57.8 million in 1998, $67.9 million in 1999, and $70.4 million in 2000.

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

The Company recorded an extraordinary charge of $69.6 million net of a $27.8 million income tax benefit which consisted of fees incurred in the prepayment of certain mortgage notes and unsecured notes of the Company and certain long-term debt of Smitty's assumed in the Merger and the write-off of their related debt issuance costs.

On September 30, 1996, the Company made a voluntary prepayment of $50 million on the New Term Loans. The voluntary prepayment and the Company's cash interest expense coverage resulted in a .25% interest rate reduction on the New Revolving Facility and $305 million of the New Term Loans. The prepayment also reduced the scheduled payments of principal by $21 million in 1997.


NOTE F -- CAPITAL LEASES

At September 28, 1996, future minimum lease payments under capital leases having initial or remaining non-cancelable terms of more than one year were as follows (dollar amounts in thousands):

               1996                             $ 1,108
               1997                               4,344
               1998                               4,282
               1999                               4,293
               2000                               4,291
               Thereafter                        48,264
                                                -------
                                                 66,582
       Less amount representing interest         39,785
                                                -------
       Present value                            $26,797
                                                =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 23, 1996, Smith's Food & Drug Centers, Inc. (the "Company") completed its acquisition by merger (the "Merger") of Smitty's Supermarkets, Inc. ("Smitty's"), a 26-store Arizona supermarket chain. Pursuant to the Merger, 3,038,877 shares of the Company's Class B Common Stock were issued to the stockholders of Smitty's. Accordingly, the results for 1996 reflect only eighteen weeks of operations from the Smitty's stores. The Merger has been accounted for as a purchase of Smitty's by the Company. As a result, the assets and liabilities of Smitty's have been recorded at their estimated fair value as of the date the Merger was consummated. The purchase price in excess of the fair value of Smitty's assets is recorded as goodwill and will be amortized over a 40-year period. The purchase price allocation reflected at September 28, 1996 is based on management's preliminary estimates. The actual purchase accounting adjustments will be determined within one year following the Merger and may vary from the amounts reflected at September 28, 1996.

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

The Company used proceeds from the issuance of long-term debt to finance these transactions and to repay substantially all of its indebtedness. The Company entered into a new senior credit facility (0the "New Credit Facility") which provides term loans totaling $805 million (the "New Term Loans") and a $190 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. The Company also issued $575 million principal amount of 11% senior subordinated notes due 2007. As a result of prepaying existing indebtedness, the Company incurred an extraordinary charge of $41.8 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

The Company also closed its California region comprised of 34 stores and a large distribution center during the first quarter of 1996. As a result of the closure of the California region and the Merger with Smitty's, comparisons of quarter and year-to-date results to the prior year's comparable periods are not meaningful.

Results of Operations

Net sales decreased $27.7 million, or 3.6%, from $768.3 million in the third quarter of 1995 to $740.6 million in the third quarter of 1996. For the first thirty-nine weeks of 1996, net sales decreased $161.6 million, or 7.1%, to $2.12 billion from $2.29 billion for the first thirty-nine weeks of last year. The sales decrease in 1996 was primarily attributable to changes in the number of operating stores. Since the end of the third quarter of 1995, the Company closed its 34 California stores, opened an additional eight stores in other operating areas, and acquired 26 stores in the Smitty's merger. Excluding the Company's California stores, net sales for the third quarter increased $143.9 million, or 24.1%, from $596.7 million last year to $740.6 million in 1996 and net sales for the first thirty-nine weeks of the year increased $272.9 million, or 15.3%. As adjusted to exclude the Company's California stores and Smitty's stores, same store sales for the third quarter of 1996 decreased .7% and for the first thirty-nine weeks of 1996 decreased 1.4%.

Gross profit decreased $5.1 million, or 2.9%, from $174.0 million in the third quarter of 1995 to $168.9 million in the third quarter of 1996. For the first thirty-nine weeks of the year, gross profit decreased $42.6 million, or 8.3%, from $514.8 million in 1995 to $472.2 million in 1996. Gross margins during the third quarter of 1996 were 22.8% compared to 22.6% a year ago. Gross margins during the first thirty-nine weeks of 1996 were 22.2% compared to 22.5% a year ago. Excluding the Company's California operations, gross profit increased $35.4 million, or 26.6%, in the third quarter of 1996 and $68.9 million, or 17.4%, in the first thirty-nine weeks of 1996 compared to the respective periods last year. Gross margins for both periods were relatively constant.

Operating, selling and administrative expenses ("OS&A") decreased $12.1 million, or 10.6%, from $114.3 million in third quarter of 1995 to $102.2 million in the third quarter of 1996 and were relatively the same for the first thirty-nine weeks of 1995 and 1996. As a percent of net sales, OS&A decreased in the third quarter from 14.9% last year to 13.8% this year and increased in the first thirty-nine weeks from 15.0% in 1995 to 16.2% in 1996. The decrease in OS&A as a percent of net sales in the third quarter was primarily caused by synergies resulting from the merger with Smitty's. The increase in OS&A as a percent of net sales for the first thirty-nine weeks was primarily attributable to compensation recognized on the purchase of stock options, recording of deferred compensation, severance paid to the former Chief Executive Officer and other expenses related to the Merger and Recapitalization.

Depreciation and amortization expenses decreased $2.5 million, or 9.4%, from $26.7 million in the third quarter last year to $24.2 million in the third quarter this year and decreased $8.9 million, or 11.5%, from $77.2 million in the first thirty-nine weeks last year to $68.3 million in the first thirty-nine weeks this year. These decreases are due primarily to the closure of the California Region which was offset slightly by the addition of Smitty's stores and new food and drug combination stores elsewhere.

Interest expense increased $19.2 million, or 129.1%, from $14.8 million in the third quarter last year to $34.0 million for the third quarter of 1996 and increased $26.0 million, or 58.0%, from $45.0 million in the first thirty-nine weeks of 1995 to $71.0 million in the first thirty-nine weeks of 1996. The increase in interest expense was primarily due to the increased debt incurred in conjunction with the Merger and Recapitalization.

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

The extraordinary charge of $41.8 million recorded in the second quarter of 1996 consists of fees incurred in the prepayment of certain mortgage notes and unsecured notes of the Company and certain long-term debt assumed in the Merger and the write-off of their related debt issuance costs.

Net income for the third quarter of 1996 totaled $3.9 million or $.24 per common share compared to last year's net income of $11.1 million or $.44 per common share. Primarily as a result of the restructuring and extraordinary charges noted above, the Company recorded a net loss for the first thirty-nine weeks of $171.9 million or $8.30 per common share compared to last year's net income of $29.6 million or $1.17 per common share.

Liquidity and Capital Resources

During the first thirty-nine weeks of 1996, cash provided by operating activities was $1.5 million compared to $94.7 million last year. This decrease was caused primarily by the net loss incurred in 1996 and balance fluctuations in operating assets and liabilities resulting from the closure of the California region and normal operations. Payments of accrued restructuring costs in the first thirty-nine weeks of 1996 reduced cash provided by operating activities by $59.0 million.

Cash used in investing activities was $21.8 million for the first thirty-nine weeks of 1996 as a result of the Company's ongoing expansion program and payment of financing costs related to securing a new senior credit facility (the "New Credit Facility") which were offset by proceeds from the sale of assets in the California region. The Company is actively pursuing opportunities to dispose of its remaining real estate assets in California which consist of 11 closed stores and excess land.

Cash provided by financing activities totaled $91.8 million for the first thirty-nine weeks of 1996 as a result of debt proceeds which were offset in part by the prepayment of certain existing indebtedness and the purchase of 50% of the Company's outstanding Class A Common Stock and Class B Common Stock for $36.00 in cash per share.

The Company entered into the New Credit Facility that provides $805 million aggregate principal amount of term loans (the "New Term Loans") which was funded at the time of the Recapitalization and Merger and a $190 million revolving credit facility (the "New Revolving Facility") which is available for working capital requirements and general corporate purposes. The Company also issued $575 million principal amount of new senior subordinated notes. At September 28, 1996, other than $26.4 million of letters of credit, no amounts were borrowed under the New Revolving Facility.

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

On September 30, 1996, the Company made a voluntary prepayment of $50 million on the New Term Loans. The voluntary prepayment and the level of the Company's cash interest expense coverage ratio resulted in a .25% interest rate reduction on the New Revolving Facility and amounts outstanding in Tranche A. The prepayment also reduced the scheduled payments of principal by $21 million in 1997.

The capital expenditures of the Company were $71.9 million for the first thirty-nine weeks of 1996. The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $90.0 million. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. During October 1996, the Company opened the only planned new store for the fourth quarter with total square footage of 60,000 making four new stores opened for the year. The capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. In the long term, however, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

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


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                        (Registrant)



Date:       11/12/96               /s/ Matthew G. Tezak
            --------              ----------------------
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)