Form 10-K
period 1996-12-28
SMITHS FOOD & DRUG CENTERS INC
filed 1997-03-28
CIK 850309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                       1934
         For the fiscal year ended  December 28, 1996 (fifty-two weeks)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the Class B Common Stock on February 27, 1997: $327,626,117

Number of shares outstanding of each class of common stock as of February 27, 1997:
                          Class A    4,272,308         Class B    11,529,922


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference into Part III of this Form 10-K.

                       TABLE OF CONTENTS




PART I............................................................3
     Item 1. Business.............................................3
     Item 2. Properties...........................................9
     Item 3. Legal Proceedings...................................10
     Item 4. Submission of Matters to a Vote of Security
             Holders.............................................11

PART II..........................................................11
     Item 5. Market for the Registrant's Common Equity and
             Related Stockholder Matters.........................11
     Item 6. Selected Financial Data.............................12
     Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......12
     Item 8. Financial Statements and Supplementary Data.........12
     Item 9. Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure..............12

PART III.........................................................12
     Item 10. Directors and Executive Officers of the
              Registrant.........................................12
     Item 11. Executive Compensation.............................12
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management..............................13
     Item 13. Certain Relationships and Related Transactions.....13

PART IV..........................................................13
     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K................................13

                             PART I

Item 1. Business

Smith's Food & Drug Centers, Inc. (the "Company") is a leading regional supermarket and drug store chain operating in the Intermountain and Southwestern regions of the United States. As of December 28, 1996 the Company operated 150 stores in Arizona, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. The Company was founded in 1948 and reincorporated under Delaware law in 1989. The Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock") is traded on the New York Stock Exchange under the symbol "SFD".

The Company develops and operates combination food and drug centers which offer one-stop shopping convenience through a full-line supermarket with drug and pharmacy departments and some or all of the following specialty departments: delicatessens, hot prepared food sections, in-store bakeries, video rental shops, floral shops, one-hour photo processing labs, full-service banking and frozen yogurt shops. Through its 49 years of operations, the Company has developed a valuable and strategically located store base, strong name recognition, customer loyalty, and a reputation for quality and service.

During 1996, the Company completed the following transactions designed to enhance stockholder value:

  CLOSURE OF SOUTHERN CALIFORNIA. Management determined that because of the attractive growth prospects in the Company's other principal markets and the competitive environment in Southern California, it would redeploy Company resources from California into such other markets. The Company has sold or leased 23 California stores and related equipment, six non-operating California properties, and its primary distribution facility in Riverside, California and has closed its remaining California stores (the "California Divestiture").

  ACQUISITION OF SMITTY'S SUPERMARKETS, INC. On May 23, 1996, the Company acquired Smitty's Supermarkets, Inc. ("Smitty's") which became a wholly-owned subsidiary of the Company in a stock-for-stock exchange (the "Merger"). Smitty's was a regional supermarket company operating 28 stores (two of which were subsequently leased to other retailers) in the Phoenix and Tucson, Arizona areas. The Company issued 3,038,877 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock. Following the Merger, the Company consolidated its Arizona operations with those of Smitty's in order to enhance its market position in Arizona by expanding our store base.

  RECAPITALIZATION. The Company completed certain recapitalization transactions on May 23, 1996 including, among other things, (i) the purchase of approximately 50% of its outstanding Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with the Class B Common Stock, the "Common Stock") and Class B Common Stock for $36 per share, excluding shares issued to the stockholders of Smitty's in connection with the Merger (the "Tender Offer"); (ii) the funding of a senior credit facility (the "Credit Facility") which provided $805 million aggregate principal amount of term loans and a $190 million revolving credit facility; and (iii) the issuance of $575 million principal amount of 11 1/4% Senior Subordinated Notes due 2007 (the "Notes").

  NEW SENIOR MANAGEMENT. On May 23, 1996, the Company entered into a five-year management services agreement with The Yucaipa Companies ("Yucaipa"), a private investment group specializing in the acquisition and management of supermarket chains. Ronald W. Burkle, the managing general partner of Yucaipa, was appointed as Chief Executive Officer of the Company. In addition, Allen R. Rowland joined the Company on January 29, 1996 as President and Chief Operating Officer. Mr. Rowland was previously employed by Albertson's, Inc. for 25 years.


Store Formats

The Company operates three types of retail stores: (i) 143 food and drug combination stores; (ii) five warehouse stores; and
(iii) two conventional supermarkets. The food and drug combination stores range in size from 33,000 to 112,000 square feet (with an average size of 68,900 square feet) and offer an extensive line of supermarket, non-food, and drug products. The Company's typical food and drug combination store offers approximately 50,000 SKUs, in comparison to approximately 20,000 SKUs offered at the average conventional supermarket nationwide. All stores carry a full line of supermarket products, including groceries, meat, poultry, produce, dairy products, bakery goods, frozen foods and health and beauty aids. In addition, combination stores carry a wide variety of general merchandise, including pharmaceutical products, toys, hardware, giftware, greeting cards, and small appliances. Within each category of merchandise, the stores offer multiple selections of nationally advertised brand name items. In addition, the stores carry an extensive selection of private label merchandise, which provides comparable quality products priced lower than national brands. The Company also carries a variety of bulk merchandise and generic brand products which enhance the Company's low price image. These stores feature modern layouts with wide aisles and well-lighted spaces to facilitate convenient shopping, a variety of specialty departments, and centralized checkout facilities.

The Company's five price impact warehouse stores, operating under the PriceRite Grocery Warehouse name, average 53,000 square feet in size, and are targeted to price-conscious consumers rather than conventional supermarket consumers. The PriceRite stores offer lower overall prices, fewer SKUs , less front-end service and fewer peripheral departments than the Company's food and drug combination stores and conventional stores.

The Company's two conventional stores average 26,000 square feet in size and have the appearance of traditional supermarkets.


Store Development and Expansion

Approximately 82% of the Company's stores have been newly built or remodeled over the past seven years. During the last five fiscal years, the Company invested approximately $92.4 million in distribution, processing and other support facilities (not including California operations). In an effort to further enhance its store base and increase sales, the Company has recently accelerated its store remodeling program. In fiscal 1996, the Company completed 11 store remodels and expects to remodel 29 additional stores in fiscal 1997.

The Company's real estate department locates, acquires, and develops sites for future stores. The Company's 49 years of operations have allowed it to choose its store locations selectively as new residential areas have been developed. The Company believes that many of its stores are in developed areas where land values and the difficulties in locating suitable parcels would make it difficult to replicate the Company's existing store base. Giving effect to the California Divestiture, the Company owns 109 of its 150 stores, including the underlying land with respect to 98 of such owned stores, as of December 28, 1996. See "Item 2. Properties." In order to maximize its future capital expenditure resources, the Company intends to place a greater emphasis on leasing new stores.


Merchandising

The Company's merchandising strategy is to offer customers the ability to fulfill a significant portion of their daily and weekly shopping needs at one convenient location and to establish and promote its reputation as a low price leader in the trade area of each of its stores. The components of this merchandising strategy include:

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

ADVERTISING AND PROMOTION.   The Company reinforces its low price
image through extensive television advertising and through print advertising in newspapers and circulars. The Company divides its advertising budgets in a similar manner across its markets, with approximately 70% committed to print advertising and approximately 30% committed to radio and television advertising. The Company also takes an active interest in the communities in which its stores are located and maintains programs designed to contribute funds, products, and manpower to local charities and civic groups. In the Phoenix market, the Company uses a dual banner "Smith's/Smitty's" advertising program.

SPECIALTY DEPARTMENTS. Each combination store provides certain specialty departments designed to provide one-stop shopping convenience to customers and to increase the frequency with which customers return to the store. The specialty departments, which vary depending upon store size and location, include delicatessens with prepared food, full-service fresh fish and meat departments, bakeries, dry cleaning drop-off facilities, U.S. Post Office branches, pharmacies, video rental departments, take-out food counters, camera and photo departments with on-site film processing, floral departments, and in-store banking provided by a regional or local bank.

PRIVATE LABEL PROGRAM. Through its private label program, the Company offers in excess of two thousand items under the "Smith's", "Smitty's", "Mountain Dairy", "Creek View", and other brand names. Such private label products provide customers with quality comparable to that of national brands but at lower prices. Management believes that the Company's private label program is one of the most successful programs in the industry. The Company's owned manufacturing and processing facilities, including its milk and beverage plants, cultured dairy products plant, ice cream processing plant, and frozen dough plant, supply the Company's stores with private label milk, milk products, fruit punches, sour cream, yogurt, cottage cheese, chip dip products, ice cream and novelty items, baked goods, and other products. These facilities allow the Company to generate gross margins on such private label items that are generally higher than on national brands.


Operations

The Company is divided into two major operating regions, the Intermountain Region and the Southwest Region, which are segmented into eight geographic districts. The Intermountain Region consists of stores in Utah, Nevada, Idaho, and Wyoming. The Southwest Region consists of stores in Arizona, New Mexico, and Texas. The regions and districts are staffed with operational managers who are given as much autonomy as possible while retaining the advantages of central control over accounting, real estate, legal, data processing, and other functions at the Company's headquarters. This operational autonomy enables management to react quickly to changes in local markets.

District and store managers are responsible for store operations, local advertising formats, employee relations and development, customer relations, community affairs, and other functions relating to local operations. The regional staff includes supervisors responsible for the grocery, meat, produce, bakery, non-food, pharmacy, one-hour photo, deli, and prepared foods departments.


Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors include regional and national supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "supercenters". The Company's competitors continue to open new stores in the Company's existing markets. In addition, new competitors have entered some of the Company's markets in the past and could do so in the future. Supermarket chains generally compete on the basis of price, location, quality of products, service, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions. Some of the Company's competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position.

The Company's principal supermarket competitors in the Salt Lake City market are Albertson's, Harmons, Ream's Food Stores, Fred Meyer , and Dan's Foods. In the Phoenix market, the Company's principal competitors include Fry's, Bashas Markets, Mega Foods, Safeway, Albertson's, and ABCO. In Albuquerque, the Company's principal competitors are Furr's, Jewel Osco, and Albertson's, and in Las Vegas, the Company's main competitors are Lucky, Albertson's, and Vons. The Company also competes with various drug chains and other non-food operators in each of its markets.


Purchasing, Distribution and Processing

The Company's procurement of food products is centralized on a regional basis at the distribution facilities located in Layton, Utah and Tolleson, Arizona. General merchandise is purchased centrally for the entire Company at its Salt Lake City distribution facility. Management of the Company's inventory procurement function is centralized to ensure consistency of purchasing activities and implementation of corporate-wide programs. Category managers located at each central distribution facility are responsible for volume purchasing, maintaining proper inventory levels, and coordinating local programs. Management believes that the Company will continue to achieve increased promotional allowances and discounts through a coordinated buying effort with Yucaipa-affiliated supermarket chains.

The Company owns and operates one of the most modern and efficient backstage operations in the industry. The Company's warehousing, distribution, and processing facilities comprise approximately 3.0 million square feet. The Layton, Utah distribution facility supplies food and dairy products to all stores in the Intermountain region except for Las Vegas. The Salt Lake City, Utah distribution facility distributes the majority of non-food merchandise, pharmaceutical products, and certain bulk products to all stores in the Company. An integrated distribution and processing center in Tolleson, Arizona includes complete warehousing operations and a dairy processing plant. The facility supplies products to all stores in the Southwest Region and Las Vegas. The Company also operates two produce warehouses, one in Ontario, California and the other in Albuquerque, New Mexico. Approximately 80% of products sold in 1996 were shipped through the Company's distribution network.

The Company transports food and merchandise from its distribution centers primarily through a Company-owned fleet of tractors and trailers to nearby stores and through common carriers for stores located at greater distances. As of December 28, 1996, the Company's owned fleet included 153 tractors and 352 trailers.
The Company seeks to lower costs on shipments by taking advantage of backhauling opportunities where available.

The Company's processing facilities located in Tolleson, Arizona and Layton, Utah produce a variety of products under the Company's private labels for distribution to Company stores. The Company's dairy plants process a variety of milk, milk products, and fruit punches. The Company's automated frozen dough plant produces frozen bakery goods for final baking at in-store bakeries. The Company's cultured dairy products plant produces sour cream, yogurt, cottage cheese and chip dip products. The Company's ice cream processing plant supplies all stores with Smith's private label ice cream and novelty items.

The Company believes that its central distribution facilities provide several advantages. Management is able to control inventory levels throughout its system in order to maximize the Company's in-stock position, while at the same time optimizing the use of store shelf space. Costs of products are reduced through centralized volume purchases and effective management of transportation costs. Stores are also served more efficiently through central control of delivery schedules. By managing overall inventory levels, the Company seeks to maximize inventory turns and minimize investments in inventory.


Information Systems and Technology

The Company is currently supported by a full range of advanced management systems. The Company has implemented store-level management systems developed on UNIX in-store processors using the Informix relational database. This application includes direct store delivery store receiving, which allows goods to be scanned electronically upon arrival at each store receiving dock. This system also includes price verification and order entry using hand-held personal computers. Store checkout is supported by NCR point-of-sale scanning. The Company's stores are supported by pharmacy, video rental, labor scheduling and time and attendance systems which help the Company facilitate customer service while managing labor costs.

The Company's buying operations are supported by the AS/400-based E3 forecasting and purchasing system which uses statistical models of seasonality, promotions and buying behavior to optimize inventory levels. The Company's distribution centers operate utilizing leading software of the Dallas Systems Company. The key components are the Distribution Center Management Control System, which is used for all inventory processing, and the Distribution Center Assignment Monitoring System ("DCAMS"), which is used for labor standards management. To increase operating efficiency and decrease labor costs, the DCAMS system transmits work assignments to lift drivers and order selectors through a radio-frequency terminal. The Company is currently installing the OMI purchasing and forecasting system which will be used for distribution center replenishment.

The Company's computer operations and applications development activities are outsourced to Electronic Data Systems, Inc.


Employees and Labor Relations

The Company's policy is to train and develop its employees and promote from within. The Company generally prefers to promote its own employees to store manager positions. Management-level employees, including store department managers, participate in incentive compensation programs tied to financial performance (sales and EBITDA). Such compensation programs can represent significant percentages of each managers' total compensation.
The Company believes that its employee retention rate is equal to or exceeds the industry average.

At December 28, 1996, the Company employed approximately 20,200 persons, approximately 59% of whom were full-time and 41% of whom were part-time. Approximately 47% of the Company's employees are unionized. The Company's unionized employees work under eighteen collective bargaining agreements with local labor unions, primarily in Arizona, Nevada and New Mexico, which typically have three-year terms. Management of the Company believes that it will be able to renew existing agreements on terms acceptable to the Company. If it is unable to do so, however, there could be a material adverse effect on the Company's operations. The wages and benefits provided in the Company's collective bargaining agreements are substantially similar to those of its supermarket competitors. The Company has not experienced a work stoppage in the past ten years and considers its relations with its employees and labor unions to be satisfactory.


Environmental Matters

The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company. The Company, from time to time, has or may in the future receive requests from environmental regulatory authorities to provide information or to conduct investigation or remediation activities. None of the requests received to date are expected by management to have a material adverse effect on the Company's business.


Governmental Regulation

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies which regulate the distribution and sale of alcoholic beverages, pharmaceuticals, milk and other agricultural products, as well as various other food and drug items and also regulate trade practices, building standards, labor, health, safety and environmental matters. The Company, from time to time, receives inquiries from state and federal regulatory authorities with respect to its advertising practices, pricing policies and other trade practices. None of these inquiries, individually or in the aggregate, has resulted, or is expected by management to result, in any order, judgment, fine or other action that has, or would have, a material adverse effect on the business or financial position of the Company.


Trade Names, Service Marks and Trademarks

The Company uses a variety of trade names, service marks and trademarks in its business including "Smith's", "Smith's Food & Drug Centers", "Smitty's", "Mountain Dairy", "Creek View", "PriceRite", and numerous others. While the Company believes its trademarks are important to its business, except for "Smith's", "Smith's Food & Drug Centers", "Smitty's" and "PriceRite", the Company does not believe any of such trademarks are critical to its business.


                          RISK FACTORS

     The following factors should be considered in addition to the other information contained in this Report or incorporated herein by reference in evaluating the Company and its business.

Leverage and Debt Service

     At December 28, 1996, the Company's total debt and stockholders' equity (deficit) was approximately $1,349.4 million and $(122.2) million, respectively. As of December 28, 1996, the Company had approximately $166.9 million available under the Company's revolving credit facility (the "Revolver"). In addition, scheduled payments for fiscal 1997 under net leases of the Company and its subsidiaries will be approximately $36.3 million. The Company's ability to make scheduled payments of principal and interest on, or to refinance its indebtedness and to make scheduled payments under its operating leases depends on its future performance, which is subject to economic, financial, competitive and other factors which are, in part, beyond its control. Based upon the current level of operations, the Company believes that its cash flow from operations, together with borrowings under the Revolver and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, lease payments, interest payments and scheduled principal payments. There are no assurances, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated growth can be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and make necessary capital or other expenditures, or if its future cash flows are insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There are no assurances that any such refinancing or assets sales would be possible or that any additional financing could be obtained particularly in view of the Company's high level of debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's high level of debt and debt service requirements have several important effects on its future operations, including the following: (a) the Company has significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse general economic and industry conditions and competition; (b) the Company's leveraged position increases its vulnerability to competitive pressures; (c) the financial covenants and other restrictions contained in the Credit Facility and other agreements relating to the Company's indebtedness and in the indenture governing the Notes require the Company to meet certain financial tests and restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (d) funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. The Company's continued growth depends, in part, on its ability to continue its expansion and store conversion efforts, and therefore its inability to finance capital expenditures through borrowed funds or otherwise could have a material adverse effect on the Company's future operations.

Competition

     The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores and the newer "alternative format" food stores, including warehouse-style supermarkets, club stores, deep discount drug stores and "supercenters." The Company's competitors continue to open new stores in some of the Company's existing markets. In addition, new competitors have entered the Company's markets in the past and could do so in the future. Supermarket chains generally compete on the basis of price, location, quality of products, service, product variety and store condition. The Company regularly monitors its competitors and adjusts prices and marketing strategy as management deems appropriate in light of existing competitive conditions. Some of the Company's competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position. In addition, there can be no assurances that new competitors will not enter the Company's trade areas or that the Company can maintain its current market share in such areas. See "Business-Competition."

Contingent Liabilities Relating to California Divestiture

     In connection with closing stores and otherwise redeploying assets, the Company has assigned leases and subleased stores and other facilities, including the sublease to Ralphs Grocery Company (an affiliate of Yucaipa) of the Company's Riverside, California distribution center and dairy plant and the assignment or sublease of eleven stores to various supermarket companies (including nine to Ralphs Grocery Company) in connection with the California Divestiture. Since the Company will generally remain either primarily or secondarily liable for the underlying lease obligations with respect to these stores and other facilities, the Company has a contingent liability to the extent the Company's sublessees or assignees default in the performance of their obligations under their respective subleases or assigned leases. See "Business."

Forward-Looking Statements

     When used in this report, the words "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including, but not limited to those discussed above, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurances that the growth, savings or other benefits anticipated in these forward-looking statements will be achieved. In addition, there can be no assurances that unforeseen costs and expenses or other factors will not offset or adversely affect the expected growth, cost savings or other benefits in whole or in part.



Item 2. Properties

At December 28, 1996, the Company operated 150 stores located in seven states. Of the 150 stores, the Company owned 109 with the remainder leased from third parties. The following is an analysis of the Company's operating store properties by state at December 28, 1996:

               State          Owned   Leased Total
               -----------------------------------
               Arizona           39     19     58
               Utah              31      5     36
               Nevada            13     10     23
               New Mexico        15      4     19
               Idaho              4      1      5
               Wyoming            3      2      5
               Texas              4      0      4
               -----------------------------------
               Total            109     41    150
               ===================================
               Percentage       73%    27%   100%
               ===================================

The Company leases or subleases 41 of its operating stores under leases expiring between 1997 and 2021. Eleven of the Company-owned stores are located on property which is ground-leased, in whole or in part, from third parties under leases expiring between 2007 and 2040. In most cases, such building and ground leases are subject to customary renewal options.

The Company owns a 1,180,000 square foot distribution and dairy processing facility in Tolleson, Arizona, 573,000 square feet of grocery warehousing facilities and 348,000 square feet of processing plants in Layton, Utah; and a 226,000 square foot nonfood warehouse in Salt Lake City, Utah. The Company also leases a 40,000 square foot produce and forward purchasing warehouse in Albuquerque, New Mexico; a 408,000 square foot nonfood warehouse in Salt Lake City, Utah; and a 205,000 square foot produce warehouse in Ontario, California, under leases expiring in 1995, 2002, and 1999, respectively.

The Company's corporate offices, data processing and records storage facilities are located in over 100,000 square feet of office and storage space owned by the Company in Salt Lake City, Utah.


Item 3. Legal Proceedings

On May 22, 1996, Larry F. Klang ("Plaintiff") filed a purported class action complaint against the Company. Plaintiff filed an amended complaint on May 30, 1996 (the "Klang Complaint") which names as defendants the Company, its directors, Yucaipa, Ronald Burkle, and Smitty's. The Klang Complaint alleges, among other things, (i) that the recapitalization transactions consummated by the Company on May 23, 1996, violated Delaware law by impairing the capital of the Company in its repurchase of its stock, (ii) that the directors and the Company violated fiduciary duties of disclosure under Delaware law by making allegedly inaccurate and incomplete disclosure in the Company's Offer to Purchase and Proxy Statement, and (iii) that Mr. Burkle and Yucaipa aided and abetted these allegedly illegal actions. The Klang Complaint sought, among other things, injunctive relief, rescission of the recapitalization transactions, certification of the action as a class action, and costs and fees. On June 28, 1996, the Company and the other defendants filed their answer to the Klang Complaint, denying all material allegations and asserting various defenses to the action. On October 15, 1996, the Plaintiff filed a motion to rescind the recapitalization transactions. The defendants filed their opposition to that motion on November 7, 1996. Plaintiff filed his reply on November 15, 1996. Vice-Chancellor William Chandler held oral argument on the motion on November 21, 1996. The motion is presently under consideration by the court. Based upon the proceedings to date, the Company continues to believe that the Plaintiff's allegations are without merit. The Company intends to continue to vigorously defend itself and the other defendants against these allegations.

In addition, the Company, in the ordinary course of its business, is a party to various legal actions which management believes are routine in nature and incidental to the operations of the Company. Management believes that the outcome of any such proceedings to which the Company is currently a party will not, individually or in the aggregate, have a material adverse effect on the operations or financial condition of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.



                             PART II


Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Class B Common Stock is listed on the New York
Stock Exchange under the symbol "SFD". The following table shows the high and low sales prices per share for all quarters of fiscal 1995 and 1996:

                                   High       Low
          ----------------------------------------
          Fiscal 1995
           First Quarter         $27 5/8   $23
           Second Quarter         24        19 1/4
           Third Quarter          20 1/4    18 1/8
           Fourth Quarter         27 3/4    19 3/8

          Fiscal 1996
           First Quarter          31        23 1/4
           Second Quarter         28 3/4    21 1/2
           Third Quarter          29 1/2    23 3/4
           Fourth Quarter         30 7/8    25 5/8
           ---------------------------------------


As of February 27, 1997 there were 196 Class A Common
Stockholders and 879 Class B Common Stockholders of record.
There are numerous stockholders who hold their Class B Common
Stock in the "street name" of their various stock brokerage houses.

In connection with the Merger on May 23, 1996, the stockholders of Smitty's received 3,038,877 shares of Class B Common Stock in exchange for their outstanding shares of Smitty's common stock and Yucaipa received 200,000 shares of Class B Common Stock as payment of its management fee. Such issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended. There were no other sales of unregistered securities of the Company during fiscal 1996.

A cash dividend of $.15 per share of Class A Common Stock and Class B Common Stock was paid in the first quarter of fiscal 1996. Cash dividends of $.15 per share of Class A Common Stock and Class B Common Stock were paid in each of the four quarters of fiscal 1995, totaling $.60 per common share for fiscal 1995. As described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources", the Company has discontinued the payment of cash dividends as of May 23, 1996 on the Common Stock and the payment of future dividends is severely restricted by the terms of the financing agreements entered into by the Company. The Company's debt agreements, including its Credit Facility and Indenture under which the Notes were issued, contain significant restrictions or prohibitions on its ability to pay dividends or repurchase shares.


Item 6. Selected Financial Data

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended December 28, 1996 on the schedule entitled "Five Year Summary of Selected Financial and Operating Data" which information is attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is included in the Annual Report to Stockholders for the fiscal year ended December 28, 1996 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is attached as part of Exhibit
13.1 hereto and incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company included in the Annual Report to Stockholders for the fiscal year ended
December 28, 1996 are attached as part of Exhibit 13.1 hereto and incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                            PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and certain executive officers of the Company is included in the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers" which information is incorporated herein by reference.





Item 11. Executive Compensation

Information concerning Executive Compensation is included in the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders under the caption
"Executive Compensation" and "Proposal No. 2 - Approval of
Smith's Food & Drug Centers, Inc. Directors' Deferred
Compensation Plan" which information is incorporated herein by reference (other than information under the subcaptions
"Compensation Committee Report on Executive Compensation" and
"Stock Performance Graph", which shall not be deemed to be incorporated by reference herein.).


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management is included in the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" which information is incorporated herein by reference.



                           PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K

         (a)  Documents filed as part of this report:

                1.Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries and the Report of Ernst & Young LLP, Independent Auditors, included in the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated herein by reference:

                        Report of Ernst & Young LLP, Independent Auditors

                        Consolidated Statements of Income--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                        Consolidated Balance Sheets--December 28, 1996 and December 30, 1995

                        Consolidated Statements of Common Stockholders' Equity--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                        Consolidated Statements of Cash Flows--fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994

                        Notes to Consolidated Financial Statements

                2.Financial Statement Schedules:

                None

                3.Exhibits:

                The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report on Form 10-K.

         (b)  Reports on Form 8-K:

                There were no reports filed on Form 8-K during the fourth quarter of fiscal 1996.

                            INDEX TO EXHIBITS
                               (Item 14(a))

    Exhibit
     Number               Document

        2.1 Recapitalization Agreement and Plan of Merger dated as of January 29, 1996 by and among the Company, Cactus Acquisition, Inc., Smitty's Supermarkets, Inc. and The Yucaipa Companies (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).

        3.1             Amended and Restated Certificate of
                        Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's
                        Registration Statement on Form S-3 (No. 333-14953)).

        3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3 (No. 333-14953)).

        4.1 Indenture dated as of May 23, 1996 by and between the Company and Fleet National Bank of Connecticut, as trustee, with respect to the 11 1/4% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-3 (No. 333-14953))

        4.2 Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company hereby agrees to furnish a copy of each such instrument to the Commission upon request.

        4.3 Form of Pass Through Trust Agreement between the Company and the Pass Through Trustee Company (incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-3 (No. 33-51097)).

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

       10.5 Employees' Profit Sharing Plan and Trust, as amended and restated as of July 27, 1982 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (No. 33-28698).

       10.6 Pension Plan of Employees, as amended and restated as of July 27, 1982 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (No.33-28698)).

       10.7 Credit Agreement dated as of May 23, 1996 by and among the Company, Bankers Trust Company and The Chase Manhattan Bank, as Arrangers, the lenders named therein and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (No. 333-14953)).

       10.8 Standstill Agreement dated as of January 29, 1996 by and among the Company, The Yucaipa Companies, Yucaipa SSV partners, L.P., Yucaipa Smitty's Partners, L.P., Yucaipa Smitty's Partners II, L.P., Yucaipa Arizona Partners, L.P., Jeffrey P. Smith, Richard D. Smith, Fred L. Smith, Ida Smith and the other shareholders of the Company named therein, as amended (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3
                        (No. 333-01601)).

      *10.9 Forms of Supplemental Compensation Agreements dated as of January 2, 1985, and amended as of March 14, 1985, between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (No. 33-28698)).

       10.10 Registration Rights Agreement by and among the Company and the holders of the Company's Common Stock named therein (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 333-14953)).

      *10.11            Management Services
                        Agreement by and between the Company and The Yucaipa Companies (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 (No. 333-14953)).
       10.12 Warrant Agreement by and between the Company and The Yucaipa Companies (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (No. 333-14953)).

      *10.15 Form of Additional Retirement Benefit Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

       10.16 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993).

       12.1 Statement regarding computation of ratio of earnings to fixed charges.

       13.1 Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 (selected pages only).

       21.1             Subsidiaries of the Company.

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

                              SMITH'S FOOD & DRUG CENTERS, INC.

                              \s\ Allen R. Rowland
                              --------------------
                              Allen R. Rowland
Date:  March 28, 1997         President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                    Title                   Date
--------------------------------------------------------------------------


     \s\ Jeffrey P. Smith         Chairman of the Board     March 28, 1997
     ---------------------------
        Jeffrey P. Smith



     \s\ Ronald W. Burkle        Chief Executive Officer    March 28, 1997
     ---------------------------
        Ronald W. Burkle



     \s\ Allen R. Rowland          President and Chief      March 28, 1997
     ---------------------------    Operating Officer
        Allen R. Rowland



     \s\ Matthew G. Tezak             Senior Vice           March 28, 1997
     ---------------------------     President and
        Matthew G. Tezak            Chief Financial
                                        Officer
                                      (Principal
                                     Financial and
                                       Accounting
                                       Officer)



     \s\ Fred L. Smith                 Director             March 28, 1997
     --------------------------
        Fred L. Smith



     \s\ Linda McLoughlin Figel        Director             March 28, 1997
     --------------------------
        Linda McLoughlin Figel



     \s\ Bruce Karatz                  Director             March 28, 1997
     --------------------------
        Bruce Karatz



      \s\ Bertram R. Zweig             Director             March 28, 1997
     --------------------------
        Bertram R. Zweig