Form 10-K/A
period 1996-12-28
SMITHS FOOD & DRUG CENTERS INC
filed 1997-04-07
CIK 850309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-K/A

                                 Amendment No. 1


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


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement in connection with the Company's 1997 Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference into Part III of the Form 10-K.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SMITH'S FOOD & DRUG CENTERS, INC.

Date:  April 4, 1997          \s\ Matthew G. Tezak
                              ---------------------
                              Matthew G. Tezak
                              Senior Vice President and Chief Financial Officer
                              (Principle Financial and Accounting Officer)