Form 10-Q
period 1997-04-05
SMITHS FOOD & DRUG CENTERS INC
filed 1997-05-20
CIK 850309

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the quarterly period ended  April 5, 1997  (fourteen weeks)

                                      or

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
Yes    X      No


Number of shares outstanding of each class of common stock as of May 2, 1997:

                         Class A:             3,852,600
                         Class B:            11,949,630

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                    Consolidated Statements of Income for the
                    fourteen weeks ended April 5, 1997 and
                    the thirteen weeks ended March 30, 1996................3

                    Consolidated Balance Sheets as of
                    April 5, 1997 and December 28, 1996....................4

                    Consolidated Statements of Cash Flows for
                    the fourteen weeks ended April 5, 1997 and
                    the thirteen weeks ended March 30, 1996................6

                    Notes to Consolidated Financial Statements.............7

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........11

PART II.  OTHER INFORMATION

       Item 1.      Legal Proceedings.....................................14

       Item 5.      Other Information.....................................14

       Item 6.      Exhibits and Reports on Form 8-K......................15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)


                                                       Fourteen        Thirteen
                                                    Weeks Ended     Weeks Ended
                                                    Apr 5, 1997    Mar 30, 1996
                                                    -----------    ------------
Net sales                                              $831,821        $693,165
Cost of goods sold                                      645,995         546,606
                                                       --------        --------
                                                        185,826         146,559
Expenses:
  Operating, selling
    and administrative                                  116,028         111,353
  Depreciation and
    amortization                                         22,909          22,639
  Interest                                               32,723          14,437
  Amortization of deferred
    financing costs                                       2,300             108
                                                       --------        --------
                                                        173,960         148,537
                  INCOME (LOSS) BEFORE
                    INCOME TAXES AND
                    EXTRAORDINARY CHARGE                 11,866          (1,978)
Income taxes (benefit)                                    5,000            (800)
                                                       --------        --------
                  INCOME (LOSS) BEFORE
                    EXTRAORDINARY CHARGE                  6,866          (1,178)
Extraordinary charge on
  extinguishment of debt, net of
  tax benefit                                            25,030
                                                       --------        --------
                  NET LOSS                             $(18,164)       $ (1,178)
                                                       ========        ========

Income (loss) per share of Common Stock:
  Income (loss) before
    extraordinary charge                               $   0.42        $  (0.05)
  Extraordinary charge                                    (1.54)
                                                       --------        --------
  Net loss                                             $  (1.12)       $  (0.05)
                                                       ========        ========
Average number of common
  shares outstanding
  (In thousands)                                         16,195          25,072
                                                       ========        ========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)


                                                         Apr 5,         Dec 28,
                                                           1997            1996
                                                       --------       ---------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    3,611      $   48,466
  Rebates and accounts receivable                        21,374          23,624
  Refundable income taxes                                                49,832
  Inventories                                           374,585         371,912
  Prepaid expenses and deposits                          23,810          25,520
  Deferred tax assets                                    59,700          60,679
  Assets held for sale                                   28,277          40,348
                                                     ----------      ----------
    TOTAL CURRENT ASSETS                                511,357         620,381
PROPERTY AND EQUIPMENT
  Land                                                  193,210         195,408
  Buildings                                             589,394         591,075
  Leasehold improvements                                 50,542          46,266
  Property under capitalized leases                      46,969          33,212
  Fixtures and equipment                                488,632         530,894
                                                     ----------      ----------
                                                      1,368,747       1,396,855
  Less allowances for depreciation
    and amortization                                    408,926         440,811
                                                     ----------      ----------
                                                        959,821         956,044
OTHER ASSETS
  Goodwill, less accumulated amortization of
    of $2,441 in 1997 and $1,684 in 1996                120,727         121,484
  Deferred financing costs, net                          32,972          72,364
  Other                                                  18,263          15,732
                                                     ----------      ----------
                                                        171,962         209,580
                                                     ----------      ----------
                                                     $1,643,140      $1,786,005
                                                     ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                             $  292,467      $  269,717
  Accrued sales and other taxes                          28,114          29,480
  Accrued payroll and related benefits                   76,814          78,950
  Other accrued expenses                                 75,890          69,303
  Current maturities of long-term debt                   31,269          35,496
  Current maturities of obligations under
    Capital Leases                                        1,574           1,387
  Accrued restructuring costs                            17,402          25,678
                                                     ----------      ----------
    TOTAL CURRENT LIABILITIES                           523,530         510,011

LONG-TERM DEBT, less current maturities               1,176,224       1,313,926
OBLIGATIONS UNDER CAPITAL LEASES, less
  current portion                                        38,753          25,585
ACCRUED RESTRUCTURING COSTS, less
  current portion                                         9,167          10,421
DEFERRED INCOME TAXES                                     1,950          13,330
OTHER LONG-TERM LIABILITIES                              31,372          31,616
REDEEMABLE PREFERRED STOCK                                3,319           3,319
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock,
    par value $.01 per share:
    Authorized 20,000,000 shares; issued
    and outstanding, 4,272,308 shares in
    1997 and 5,117,144 shares in 1996                       43               51
  Class B Common Stock, par value $.01
    per share:  Authorized 100,000,000
    shares; issued and outstanding 11,529,922
    shares in 1997 and 10,685,086 shares in 1996            115             107
  Additional paid-in capital                            198,801         199,609
  Retained deficit                                     (340,134)       (321,970)
                                                     ----------      ----------
                                                       (141,175)       (122,203)
                                                     ----------      ----------
                                                     $1,643,140      $1,786,005
                                                     ==========      ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)


                                                       Fourteen        Thirteen
                                                    Weeks Ended     Weeks Ended
                                                       April 5,       March 30,
                                                           1997            1996
OPERATING ACTIVITIES:                               -----------     -----------
 Net loss                                             $ (18,164)       $ (1,178)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                     22,909          22,639
       Amortization of deferred financing costs           2,300             108
       Deferred income taxes (benefit)                  (10,401)          9,600
       Extraordinary charge                              40,430
       Other                                                305             177
       Changes in operating assets and liabilities:
           Rebates and accounts receivable                2,250          (4,206)
           Refundable income taxes                       49,832
           Inventories                                   (2,673)         97,008
           Prepaid expenses and deposits                  1,710           4,210
           Trade accounts payable                        22,750         (50,154)
           Accrued sales and other taxes                 (1,366)          2,726
           Accrued payroll and related benefits          (2,136)         (8,449)
           Accrued other expenses                         6,587         (23,110)
           Accrued restructuring costs                   (9,530)        (42,940)
                                                      ---------        --------
       CASH PROVIDED BY OPERATING ACTIVITIES            104,803           6,431
 INVESTING ACTIVITIES:
   Additions to property and equipment                  (21,017)        (18,271)
   Proceeds from sale of property and equipment          20,917          83,775
   Other                                                 (2,531)            474
                                                      ---------        --------
       CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (2,631)         65,978
 FINANCING ACTIVITIES:
   Additions to long-term debt                          618,000
   Payments on long-term debt                          (759,929)        (73,411)
   Purchases of Treasury Stock                           (2,845)         (1,114)
   Proceeds from sale of Treasury Stock                   1,732             820
   Payments of deferred financing costs                  (3,338)
   Payment of dividends                                                  (3,761)
   Other                                                   (647)
                                                      ---------        --------
       CASH USED IN FINANCING ACTIVITITES              (147,027)        (77,466)
                                                      ---------        --------
       NET DECREASE IN CASH AND CASH EQUIVALENTS        (44,855)         (5,057)
 Cash and cash equivalents at beginning of year          48,466          16,079
                                                      ---------        --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   3,611        $ 11,022
                                                      =========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Obligations under capital leases incurred           $  13,758
                                                      =========


See notes to consolidated financial statements

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fourteen week period ended April 5, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Inventories
Inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. The pretax LIFO charge for the first quarter was $1.6 million in 1997 and $1.8 million in 1996.

Net Income per Share of Common Stock
Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. The weighted average number of common shares for 1996 excludes Common Stock equivalents in the form of stock options due to the net loss.

Reclassifications
Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


NOTE C -- MERGER AND RECAPITALIZATION

On May 23, 1996, the Company completed a merger (the "Merger") in which Smitty's Supermarkets, Inc. ("Smitty's") became a wholly owned subsidiary of the Company in a transaction accounted for as a purchase. Smitty's is a regional supermarket company operating 28 stores (two stores were subsequently leased to other retailers) in the Phoenix and Tucson, Arizona areas. The Company issued 3,038,877 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock. An additional 200,000 shares of the Company's Class B Common Stock were issued in prepayment of certain management fees. The financial statements reflect the preliminary allocation of the purchase price and assumption of certain debt and include the results of operations for Smitty's from May 23, 1996.

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


NOTE D -- RESTRUCTURING CHARGES

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its California Region. During 1996, the Company sold or leased 23 of its California stores and related equipment and six non-operating properties to various supermarket companies and others. During the first fourteen weeks of 1997, the Company sold or leased three of its California stores and related equipment and four non-operating properties. Of the stores sold or leased, 16 owned stores were sold outright, two owned stores were leased, three store leases were assigned and five leased stores were subleased. The remaining California stores have been closed and it is anticipated that these stores will be sold or leased.

Following the Merger and Recapitalization on May 23, 1996 (see Note C), the Company adopted a strategy to accelerate the disposition of its remaining real estate assets in California including its non-operating stores and excess land. The Company intends to use the net cash proceeds from the sales of these assets to either reinvest in the Company's business or reduce indebtedness. Accordingly, the Company recorded in the second quarter of 1996 additional restructuring charges amounting to $201.6 million relating to (i) the difference between the anticipated cash proceeds from the accelerated dispositions (based on appraisals obtained following the completion of the Merger and Recapitalization) and the Company's existing book values and (ii) other charges in connection with its decision to close the California Region.

The following table presents the components of the accrued restructuring costs and actual activity for the first fourteen weeks of 1997 (dollar amounts in thousands):
                                             Costs             Accrued
                              Balance at  Incurred       Restructuring Costs
                            December 28,    during        at April 5, 1997
                                    1996      1997        Current   Long-term
                                 -------    ------        -------     ------
 Charges for lease obligations   $21,865    $2,310        $11,733     $7,822
 Termination costs                 2,541     1,358          1,183
 Property maintenance costs
   and other                      11,693     5,862          4,486      1,345
                                 -------    ------        -------     ------
                                 $36,099    $9,530        $17,402     $9,167
                                 =======    ======        =======     ======


NOTE E -- LONG-TERM DEBT

Long-term debt consists of the following (dollar amounts in thousands):

                                                   April 5,    December 28,
                                                     1997          1996
                                                 ----------     ----------
Term loans, principal due quarterly through
2005, with interest at an average rate of
7.10% in 1997 and 8.57% in 1996                  $  600,000     $  753,800

11 1/4% Senior Subordinated Notes, principal due
2007 with interest payable semi-annually            575,000        575,000

Revolving Credit Facility with interest at an
average rate of 7.24% in 1997                        12,000

Sinking fund bonds,  10 1/2% interest,
semi-annual maturities to 2016                       11,780         11,872

Mortgage notes, collateralized by property and
equipment with a cost of $2.8 million in 1997
and 1996, due in 2000 through 2005 with interest
at an average rate of 4.86% in 1997 and 5.11%
in 1996                                               2,741          2,742

Industrial revenue bonds, collateralized by
property and equipment with a cost of $9.1
million in 1997 and $9.0 million in 1996 due in
2000 through 2010 plus interest at an average
rate of 7.22% in 1997 and 1996                        5,972          6,008
                                                 ----------     ----------
                                                  1,207,493      1,349,422
Less current maturities                              31,269         35,496
                                                 ----------     ----------
                                                 $1,176,224     $1,313,926
                                                 ==========     ==========

On March 27, 1997, the Company entered into an amended and restated senior credit facility (the "New Credit Facility") that provides term loans totaling $600 million (the "New Term Loans") and a $150 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. The proceeds from the New Credit Facility were used to repay the old term bank loans and outstanding indebtedness under the Company's revolvers and letters of credit. All indebtedness under the New Credit Facility is secured by substantially all of the assets of the Company. A commitment fee ranging from .25% to .50% is charged on the average daily unused portion of the New Revolving Facility, payable quarterly. Interest on borrowings under the New Credit Facility is at the bank's Base Rate plus a margin based on the Company's leverage ratio ranging from 0% to 1.25% or the Adjusted Eurodollar Rate plus a margin based on the Company's leverage ratio ranging from .50% to 2.25%. At April 5, 1997, $13.7 million of letters of credit were issued under the New Revolving Facility.

Maturities of the Company's long-term debt for the five fiscal years succeeding April 5, 1997 are approximately $15.8 million in 1997, $61.5 million in 1998, $66.6 million in 1999, $74.3 million in 2000, and $76.5 in 2001.

The Credit Facility requires the Company to maintain minimum levels of net worth and earnings, and to comply with certain ratios related to fixed charges, capital expenditures and indebtedness. In addition, the Credit Facility limits additional borrowings, dividends on and redemption of capital stock and the acquisition and the disposition of assets.

The Company recorded an extraordinary charge of $40.4 million net of a $15.4 million income tax benefit which consisted of the write-off of debt issuance costs related to the old credit facility which was refinanced.


NOTE F - SUBSEQUENT EVENT

On May 11, 1997, the Company entered into a definitive merger agreement with Fred Meyer, Inc. ("Fred Meyer") in which Smith's and Fred Meyer will form a holding company ("Holdings") with two subsidiaries. Subject to certain conditions, one subsidiary will merge with and into Smith's and the other subsidiary will merge with and into Fred Meyer (collectively, the "1997 Mergers"). The 1997 Mergers will be completed by converting each outstanding share of Class A Common Stock and Class B Common Stock into the right to receive 1.05 shares of Holdings Common Stock, each outstanding share of Series I Preferred Stock into the right to receive $.33 1/3, and each outstanding share of Fred Meyer Common Stock into the right to receive one share of Holdings Common Stock. Completion of the 1997 Mergers is conditioned on regulatory approvals and approval by the Company's shareholders and various other conditions and is expected to be consummated during the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 23, 1996, Smith's Food & Drug Centers, Inc. (the "Company") completed its acquisition by merger (the "Merger") of Smitty's Supermarkets, Inc. ("Smitty's"), a 28-store Arizona supermarket chain (two stores were subsequently leased to other retailers). Pursuant to the Merger, 3,038,877 shares of the Company's Class B Common Stock, $.01 par value ("Class B Common Stock") were issued to the stockholders of Smitty's. The Merger has been accounted for as a purchase of Smitty's by the Company. As a result, the assets and liabilities of Smitty's have been recorded at their estimated fair value as of the date the Merger was consummated. The purchase price in excess of the fair value of Smitty's assets is recorded as goodwill and will be amortized over a 40-year period. The purchase price allocation reflected at April 5, 1997 is based on management's preliminary estimates. The actual purchase accounting adjustments will be determined within one year following the Merger and may vary from the amounts reflected at April 5, 1997.

The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A Common Stock, $.01 par value ("Class A Common Stock") and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Smitty's merger. Of the total shares of Class A Common Stock and Class B Common Stock outstanding prior to the tender offer, the Company purchased 12.5 million shares for $451.3 million. Stock options representing 805,750 shares were also purchased for $13.7 million in conjunction with this tender offer. Additionally, the Company redeemed 3.0 million shares of Series I Preferred Stock for $1.0 million.

The Company used proceeds from the issuance of long-term debt to finance these transactions and to repay substantially all of its indebtedness. The Company entered into a senior credit facility (the "Credit Facility") which provided term loans totaling $805 million (the "Term Loans") and a $190 million revolving credit facility (the "Revolving Facility") less amounts outstanding under letters of credit. The Company also issued $575 million principal amount of 11 1/4% senior subordinated notes due 2007 (the "Notes"). As a result of prepaying existing indebtedness, the Company incurred in 1996 an extraordinary charge of $41.8 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

The Company also closed its California region comprised of 34 stores and a large distribution center during the first quarter of 1996. As a result of the closure of the California region and the Merger with Smitty's, comparisons of quarter results to the prior year's comparable period are not meaningful.

Results of Operations

Net sales increased $138.6 million, or 20.0%, from $693.2 million in the first quarter of 1996 to $831.8 million in the first quarter of 1997. If net sales were adjusted to remove the additional week in the first quarter of 1997 (a fourteen week period compared to a thirteen week period in the prior year), the sales increase would have been approximately 11%. This sales increase was primarily attributable to changes in the number of operating stores. During the first quarter of 1996, the Company closed its 34 California stores and since March 30, 1996, the Company has opened an additional five stores (net) and acquired 26 stores (net) in the Merger. Excluding the Company's California stores, net sales for the first quarter increased $211.7 million, or 34.1%, from $620.1 million last year to $831.8 million in 1997. As adjusted to exclude the Company's California stores and Smitty's stores, same store sales for the first quarter of 1997 increased 1.1% reflecting the favorable consumer response to the Company's initiatives for improving sales and customer service.

Gross profit increased $39.2 million, or 26.7%, from $146.6 million in the first quarter of 1996 to $185.8 million in the first quarter of 1997. Gross margins during the first quarter of 1997 were 22.3% compared to 21.1% a year ago. Excluding the Company's California operations, gross profit increased $46.4 million, or 33.3%, in the first quarter of 1997 compared to the comparable period last year.

Operating, selling and administrative expense ("OS&A") increased $4.6 million, or 4.1%, from $111.4 million in first quarter of 1996 to $116.0 million in the first quarter of 1997. As a percent of net sales, OS&A decreased in the first quarter from 16.1% last year to 14.0% this year. The decrease in OS&A as a percent of net sales in the first quarter was primarily caused by synergies resulting from the merger with Smitty's and the lack in 1997 of expenses related to the closure of the Company's California stores.

Depreciation and amortization expense increased $.3 million, or 1.2%, from $22.6 million in the first quarter last year to $22.9 million in the first quarter this year. The decrease in depreciation and amortization expense resulting from the closure of the California Region was offset by the addition of Smitty's stores and new food and drug combination stores opened since the first quarter of 1996.

Interest expense increased $18.3 million, or 126.7%, from $14.4 million in the first quarter last year to $32.7 million for the first quarter of 1997. The increase in interest expense was primarily due to the increased debt incurred in conjunction with the Merger and Recapitalization. On March 27, 1997, the Company completed the refinancing of its secured credit facilities financing which effectively reduced the Company's interest rate on the bank term loans by approximately 170 basis points.

The extraordinary charge of $25.0 million recorded in the first quarter of 1997 consists of the write-off of debt issuance costs related to the old credit facilities which were refinanced.

Net loss for the first quarter of 1997 totaled $18.2 million or $1.12 per common share compared to last year's net loss of $1.2 million or $.05 per common share. The net loss in 1997 was primarily as a result of the extraordinary charge noted above.

Liquidity and Capital Resources

During the first fourteen weeks of 1997, cash provided by operating activities was $104.8 million compared to $6.4 million last year. This increase was caused primarily by balance fluctuations in operating assets and liabilities resulting from the closure of the California region, receipt of $49.8 million from an income tax refund, and normal operations.

Cash used in investing activities was $2.6 million for the first fourteen weeks of 1997 as a result of the Company's ongoing expansion program which was offset by proceeds from the sale of assets in the California region. The Company is actively pursuing opportunities to dispose of its remaining real estate assets in California which consist of eight closed stores and excess land.

Cash used in financing activities totaled $147.0 million for the first fourteen weeks of 1997 as a result of prepayments of the Credit Facility.

On March 27, 1997, the Company entered into an amended and restated senior credit facility (the "New Credit Facility") that provided $600 million aggregate principal amount of term loans (the "New Term Loans") and a $150 million revolving credit facility (the "New Revolving Facility") which is available for working capital requirements and general corporate purposes. At April 5, 1997, other than $13.7 million of letters of credit, $12.0 million was outstanding under the New Revolving Facility. A portion of the New Revolving Facility may be used to support letters of credit. The New Revolving Facility is non-amortizing and has a six and one-quarter year term. The Company is required to reduce loans outstanding under the New Revolving Facility to less than $75 million for a period of not less than 30 consecutive days during each consecutive 12-month period thereafter. The New Term Loans were issued in two tranches: Tranche A, in the amount of $400 million, has a six and three-quarter year term and Tranche B, in the amount of $200 million, has an eight year term. The New Term Loans require quarterly amortization payments. The New Credit Facility is guaranteed by each of the Company's subsidiaries and secured by liens on substantially all of the unencumbered assets of the Company and its subsidiaries and by a pledge of the Company's stock in such subsidiaries. The New Credit Facility contains financial covenants which require, among other things, the maintenance of specified levels of cash flow and stockholders' equity.

The capital expenditures of the Company were $21.0 million for the first fourteen weeks of 1997. The Company currently anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $100 million. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. In the long term, however, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

The Company has discontinued the payment of cash dividends and payment of future dividends is severely restricted by the terms of the New Credit Facility and the Indenture governing the Notes.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share excludes the effect of stock options and diluted earnings per share includes the effect of stock options. For the quarter ended April 5, 1997, basic income per share before extraordinary charge would be $.01 higher than reported and basic loss per share would be $.03 higher than reported. Diluted earnings per share would be the same as reported which included the effect of stock options. For the quarter ended March 30, 1996, basic loss per share and diluted loss per share would be the same as reported because of the immateriality of the effect of stock options.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict, therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores; (vii) prolonged labor disruption;
(viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse finds by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats;
(xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company.




                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

On May 22, 1996, Larry F. Klang ("Plaintiff") filed a purported class action complaint against the Company in the Court of Chancery of the State of Delaware, New Castle County. Plaintiff filed an amended complaint on May 30, 1996 (the "Klang Complaint") which named as defendants the Company, the directors of the Company prior to the consummation of the Merger, The Yucaipa Companies, a California general partnership ("Yucaipa"), Ronald Burkle, and Smitty's. The Klang Complaint alleged, among other things, (i) that the recapitalization transactions consummated by the Company on May 23, 1996, violated Delaware law by impairing the capital of the Company in its repurchase of its stock, (ii) that the directors and the Company violated fiduciary duties of disclosure under Delaware law by making allegedly inaccurate and incomplete disclosure in the Company's Offer to Purchase and Proxy Statement, and (iii) that Mr. Burkle and Yucaipa aided and abetted these allegedly illegal actions. The Klang Complaint sought, among other things, injunctive relief, rescission of the recapitalization transactions, certification of the action as a class action, and costs and fees. On June 28, 1996, the Company and the other defendants filed their answer to the Klang Complaint, denying all material allegations and asserting various defenses to the action. On October 15, 1996, the Plaintiff filed a motion to rescind the recapitalization transactions and the defendants filed their opposition to that motion on November 7, 1996. Plaintiff filed his reply on November 15, 1996. Vice-Chancellor William Chandler held oral argument on the motion on November 21, 1996 and on May 13, 1997, the Court denied the Plaintiff's motion to rescind the recapitalization transactions and dismissed each of the Plaintiff's claims. On May 13, 1997, Plaintiff filed a notice of appeal and on May 16, 1997, Plaintiff filed a motion to expedite the appeal.


Item 5.   Other Information

On May 11, 1997, the Company and Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, the Company and Fred Meyer will form a Delaware holding company ("Holdings"), Holdings will form two subsidiaries ("Smith's Sub" and "Fred Sub") and, subject to certain conditions being satisfied or waived, Smith's Sub would merge with and into the Company and Fred Sub would merge with and into Fred Meyer (the "Smith's Merger" and the "Fred Merger," and collectively, the "1997 Mergers"). Pursuant to the 1997 Mergers, (i) each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock would be converted into the right to receive 1.05 shares of Holdings Common Stock, $.01 par value ("Holdings Common Stock"), (ii) each outstanding share of the Company's Series I Preferred Stock, $.01 par value, would be converted into the right to receive $.33 1/3, and (iii) each outstanding share of Fred Meyer Common Stock would be converted into the right to receive one share of Holdings Common Stock. It is anticipated that the Holdings Common Stock would trade on the New York Stock Exchange. Conditions to the consummation of the 1997 Mergers include the receipt of regulatory approvals and approval by the shareholders of Fred Meyer and the Company.

In connection with the Merger Agreement, the Company and Fred Meyer have entered into a stock option agreement (the "Option Agreement") pursuant to which Fred Meyer has granted the Company an option to acquire under certain circumstances related to the termination of the Merger Agreement, up to 19.9% of Fred Meyer's outstanding Common Stock at a price per share equal to $45.00. The option is exercisable only under certain circumstances and is subject to a limitation on the total profit that may be realized thereunder. In the event the Merger Agreement is terminated under certain circumstances, Fred Meyer has agreed to reimburse the Company for its out-of-pocket expenses and to pay the Company certain termination fees. Certain shareholders holding over 65% of the voting power of the Company's outstanding capital stock have entered into agreements to vote their shares in favor of the Smith's Merger.


Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits listed in the accompanying index to exhibits are filed as part of the Form 10-Q.


(b) There were no reports on Form 8-K filed during the first quarter.

                               INDEX TO EXHIBITS

Exhibit
Number               Document


10.4 Credit Agreement dated as of March 27, 1997 by and among the Company, the lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Syndication Agent.

27               Financial Data Schedule






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                        (Registrant)



Date: 5/20/97                    /s/ Matthew G. Tezak
                                 -------------------------------
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)