Form 10-K/A
period 1996-12-28
SMITHS FOOD & DRUG CENTERS INC
filed 1997-08-06
CIK 850309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K/A

                                  Amendment No. 2


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

                             PART I

Item 1. Business

Smith's Food & Drug Centers, Inc. (the "Company") is a regional supermarket and drug store chain operating in the Intermountain and Southwestern regions of the United States. As of December 28, 1996 the Company operated 150 stores in Arizona, Idaho, New Mexico, Nevada, Texas, Utah and Wyoming. The Company was founded in 1948 and reincorporated under Delaware law in 1989. The Company's Class B Common Stock, par value $.01 per share ("Class B Common Stock") is traded on the New York Stock Exchange under the symbol "SFD".

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

At December 28, 1996, the Company employed approximately 20,200 persons, approximately 59% of whom were full-time and 41% of whom were part-time. Approximately 47% of the Company's employees are unionized. The Company's unionized employees work under 20 collective bargaining agreements with local labor unions, primarily in Arizona, Nevada and New Mexico.

The collective bargaining agreemnts expire as follows:
    - 4 agreements covering approximately 4,900 employees expire during 1997.
    - 10 agreements covering approximatley 3,900 employees expire during 1998.
    - 3 agreements covering approximately 650 employees expire during 2001.
    - The reminaing 3 agreements covering approximatelly 100 employees expire during 1999 and 2000.

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

                            INDEX TO EXHIBITS
                               (Item 14(a))

    Exhibit
     Number               Document

       13.1 Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 (selected pages only).

       23.1             Consent of Ernst & Young LLP, Independent Auditors.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SMITH'S FOOD & DRUG CENTERS, INC.

                              \s\ Matthew G. Tezak
                              --------------------
                              Matthew G. Tezak
Date:  August 5, 1997         Senior Vice President and Chief
                                Financial Officer
                                (Principle Financial and Accounting
                                  Officer)