Form 10-Q
period 1997-07-05
SMITHS FOOD & DRUG CENTERS INC
filed 1997-08-18
CIK 850309

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

        For the quarterly period ended  July 5, 1997  (thirteen weeks)

                                      or

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


Number of shares outstanding of each class of common stock as of August 1,
1997:
                         Class A:            3,668,430
                         Class B:            12,189,222

                       TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

               Consolidated Statements of Income for the
               thirteen weeks ended July 5, 1997 and
               June 29, 1996 and the twenty-seven weeks
               ended July 5, 1997 and the twenty-six weeks
               ended June 29, 1996                                   3

               Consolidated Balance Sheets as of
               July 5, 1997 and December 28, 1996                    4

               Consolidated Statements of Cash Flows for
               the twenty-seven weeks ended July 5, 1997 and
               and the twenty-six weeks ended June 29, 1996          6

               Notes to Consolidated Financial Statements            7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                    13

       Item 4. Submission of Matters to a Vote of
               Securities Holders                                   13

       Item 5. Other Information                                    14

       Item 6. Exhibits and Reports on Form 8-K                     14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

                          Thirteen  Thirteen   Twenty-Seven   Twenty-Six
                             Weeks     Weeks          Weeks        Weeks
                             Ended     Ended          Ended        Ended
                            Jul 5,   Jun 29,         Jul 5,      Jun 29,
                              1997      1996           1997         1996
                          --------  --------     ----------   ----------
Net sales                 $780,231  $690,023     $1,612,052   $1,383,188
Cost of goods sold         601,646   533,312      1,247,641    1,079,918
                          --------  --------     ----------    ---------
                           178,585   156,711        364,411      303,270
Expenses:
  Operating, selling
    and administrative     109,392   130,350        225,420      241,703
  Depreciation and
    amortization            23,978    21,432         46,887       44,071
  Interest                  28,948    22,655         61,671       37,092
  Amortization of deferred
    financing costs            809       772          3,109          880
  Restructuring charges              201,622                     201,622
                          --------  --------     ----------    ---------
                           163,127   376,831        337,087      525,368
                          --------  --------     ----------    ---------
     INCOME (LOSS) BEFORE
         INCOME TAXES AND
     EXTRAORDINARY CHARGE   15,458  (220,120)        27,324     (222,098)
Income taxes (benefit)       6,500   (87,245)        11,500      (88,045)
                          --------  --------     ----------    ---------
     INCOME (LOSS) BEFORE
     EXTRAORDINARY CHARGE    8,958  (132,875)        15,824     (134,053)
Extraordinary charge on
  extinguishment of debt,
  net of tax benefit                  41,782         25,030       41,782
                          -------- ---------     ----------    ---------
        NET INCOME (LOSS) $  8,958 $(174,657)    $   (9,206)   $(175,835)
                          ======== =========     ==========    =========

Income (loss) per share of Common Stock:
  Income (loss) before
    extraordinary charge  $   0.55  $  (6.24)    $     0.97    $   (5.78)
  Extraordinary charge                 (1.96)         (1.54)       (1.80)
                          --------  --------     ----------    ---------
Net income (loss)         $   0.55  $  (8.20)    $    (0.57)   $   (7.58)
                          ========  ========     ==========    =========
Average number of common
  shares outstanding
  (In thousands)            16,328    21,297         16,275       23,184
                          ========  ========     ==========    =========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                Jul 5,         Dec 28,
                                                 1997           1996
                                            ----------     ----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $    3,333     $   48,466
  Rebates and accounts receivable               24,036         23,624
  Refundable income taxes                                      49,832
  Inventories                                  357,993        371,912
  Prepaid expenses and deposits                 22,820         25,520
  Deferred tax assets                           60,810         60,679
  Assets held for sale                          31,747         40,348
                                            ----------     ----------
TOTAL CURRENT ASSETS                           500,739        620,381
PROPERTY AND EQUIPMENT
  Land                                         193,344        195,408
  Buildings                                    591,831        591,075
  Leasehold improvements                        55,217         46,266
  Property under capitalized leases             49,025         33,212
  Fixtures and equipment                       496,772        530,894
                                            ----------     ----------
                                             1,386,189      1,396,855
  Less allowances for depreciation
    and amortization                           432,134        440,811
                                            ----------     ----------
                                               954,055        956,044
OTHER ASSETS
  Goodwill, less accumulated amortization
    of $3,211 in 1997 and $1,684 in 1996       122,662        121,484
  Deferred financing costs, net                 32,514         72,364
  Other                                         19,199         15,732
                                            ----------     ----------
                                               174,375        209,580
                                            ----------     ----------
                                            $1,629,169     $1,786,005
                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                    $  274,058     $  269,717
  Accrued sales and other taxes                 27,175         29,480
  Accrued payroll and related benefits          77,394         78,950
  Other accrued expenses                        51,683         69,303
  Current maturities of long-term debt          54,757         35,496
  Current maturities of obligations
    under capital leases                         2,049          1,387
  Accrued restructuring costs                   16,716         25,678
                                            ----------     ----------
TOTAL CURRENT LIABILITIES                      503,832        510,011
LONG-TERM DEBT, less current maturities      1,169,862      1,313,926
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                          39,866         25,585
ACCRUED RESTRUCTURING COSTS,
  less current portion                           6,116         10,421
DEFERRED INCOME TAXES                            9,550         13,330
OTHER LONG-TERM LIABILITIES                     27,611         31,616
REDEEMABLE PREFERRED STOCK                       3,319          3,319
COMMON STOCKHOLDERS' EQUITY
  Convertible Class A Common Stock,
    par value $.01 per share:
    Authorized 20,000,000 shares; issued
    and outstanding, 3,678,961 shares in
    1997 and 5,117,144 shares in 1996               37             51
  Class B Common Stock, par value $.01
    per share:  Authorized 100,000,000
    shares; issued and outstanding,
    12,178,691 shares in 1997 and
    10,685,086 shares in 1996                      122            107
  Additional paid-in capital                   200,030        199,609
  Accumulated deficit                         (331,176)      (321,970)
                                            ----------     ----------
                                              (130,987)      (122,203)
                                            ----------     ----------
                                            $1,629,169     $1,786,005
                                            ==========     ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

                                                Twenty-Seven     Twenty-Six
                                                 Weeks Ended    Weeks Ended
                                                 Jul 5, 1997   Jun 29, 1996
                                                   --------     ----------
OPERATING ACTIVITIES:
 Net loss                                          $ (9,206)    $ (175,835)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                 46,877         44,071
       Amortization of deferred financing costs       3,109            880
       Deferred income benefit                       (3,901)       (74,189)
       Restructuring charges                                       201,622
       Extraordinary charge                          40,430         69,637
       Other                                            844            303
       Changes in operating assets and liabilities:
           Rebates and accounts receivable             (412)         5,171
           Refundable income taxes                   49,832        (40,878)
           Inventories                               13,919        112,132
           Prepaid expenses and deposits              2,700         11,808
           Trade accounts payable                     4,341        (30,633)
           Accrued sales and other taxes             (2,305)       (12,151)
           Accrued payroll and related benefits      (1,556)        (8,231)
           Accrued other expenses                   (17,620)       (18,470)
           Accrued restructuring costs              (13,267)       (48,636)
                                                   --------     ----------
            CASH PROVIDED BY OPERATING ACTIVITIES   113,785         36,601
 INVESTING ACTIVITIES:
   Additions to property and equipment              (72,106)       (64,996)
   Proceeds from sale of property and equipment      50,444         96,846
   Other                                             (3,467)          (454)
                                                   --------     ----------
  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (25,129)        31,396
 FINANCING ACTIVITIES:
   Additions to long-term debt                      636,164      1,380,000
   Payments on long-term debt                      (760,967)      (830,536)
   Purchases of Treasury Stock                       (3,142)      (452,405)
   Proceeds from sale of Treasury Stock               2,720          1,227
   Payments of deferred financing costs              (3,689)       (74,935)
   Fees paid on early extinguishment of debt                       (57,287)
   Payment of dividends                                             (3,761)
   Other                                             (4,875)        (1,000)
                                                   --------     ----------
               CASH USED IN FINANCING ACTIVITITES  (133,789)       (38,697)
                                                   --------     ----------
                       NET INCREASE (DECREASE) IN
                        CASH AND CASH EQUIVALENTS   (45,133)        29,300
 Cash and cash equivalents at beginning of year      48,466         16,079
                                                   --------     ----------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  3,333     $   45,379
                                                   ========     ==========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Obligations under capital leases incurred       $ 15,813     $      --
                                                   ========     ==========


See notes to consolidated financial statements

SMITH'S FOOD & DRUG CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended July 5, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES
Inventories are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. The pretax LIFO charge for the second quarter was $0.8 million in 1997 and $1.8 million in 1996 and for the first twenty-seven weeks in 1997 was $2.4 million and for the first twenty-six weeks in 1996 was $3.5 million.

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


NOTE C -- MERGERS AND RECAPITALIZATION

SMITTY'S MERGER
On May 23, 1996, the Company completed a merger (the "Merger") in which Smitty's Supermarkets, Inc. ("Smitty's") became a wholly owned subsidiary of the Company in a transaction accounted for as a purchase. Smitty's is a regional supermarket company operating 28 stores (two stores were subsequently leased to other retailers) in the Phoenix and Tucson, Arizona areas. The Company issued 3,038,877 shares of the Company's Class B Common Stock for all of Smitty's outstanding common stock. An additional 200,000 shares of the Company's Class B Common Stock were issued in prepayment of certain management fees. The financial statements reflect the allocation of the purchase price and assumption of certain debt and include the results of operations for Smitty's from May 23, 1996.

RECAPITALIZATION
The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Merger (together with the Merger, the "Recapitalization"). The purchase of shares in the tender offer was accounted for as a purchase of treasury stock which was subsequently retired. The tender offer price of $36 per share was set in January 1996 by the Company's Board of Directors to allow stockholders to sell at least 50% of their shares at an appropriate premium of approximately $8.00 per share above trading prices of the Class B Common Stock on the New York
Stock Exchange prior to the announcement of the tender offer. Debt consisting of $575 million principal amount of 11 1/4% senior subordinated notes due 2007 and $805 million principal amount of secured bank term loans at various interest rates were used to finance the stock purchase, repay certain existing indebtedness, and pay premiums related to early repayment of such indebtedness.

PENDING MERGER
On May 11, 1997, the Company entered into a definitive merger agreement with Fred Meyer, Inc. ("Fred Meyer") in which Smith's and Fred Meyer will form a holding company ("Holdings") with two subsidiaries. Subject to certain conditions, one subsidiary will merge with and into Smith's and the other subsidiary will merge with and into Fred Meyer (collectively, the "1997 Mergers"). The 1997 Mergers will be completed by converting each outstanding share of Smith's Class A Common Stock and Class B Common Stock into the right to receive 1.05 shares of Holdings Common Stock, each outstanding share of Smith's Series I Preferred Stock into the right to receive $0.33 1/3, and each outstanding share of Fred Meyer Common Stock into the right to receive one share of Holdings Common Stock. Completion of the 1997 Mergers is conditioned on approval by the Company's and Fred Meyer's shareholders and various other conditions and is expected to be consummated during September of 1997.

NOTE D -- RESTRUCTURING CHARGES

In December 1995, the Company recorded restructuring charges amounting to $140 million related to its decision to sell, lease or close all 34 stores and the distribution center comprising its California Region. During 1996, the Company sold or leased 23 of its California stores and related equipment and six non-operating properties to various supermarket companies and others. During the first twenty-seven weeks of 1997, the Company sold or leased three of its California stores and related equipment and five non-operating properties. Of the stores 26 sold or leased, 16 owned stores were sold outright, two owned stores were leased, three store leases were assigned and five leased stores were subleased. The remaining eight California stores have been closed and it is anticipated that these stores will be sold or leased.

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

The following table presents the components of the accrued restructuring costs and actual activity for the first twenty-seven weeks of 1997 (dollar amounts in thousands):


                                          Expenditures         Accrued
                              Balance at    Incurred     Restructuring Costs
                                 Dec 28,      during         at Jul 5, 1997
                                   1996         1997       Current Long-term
                                -------      -------       -------    ------
 Charges for lease obligations  $21,865      $ 4,116       $11,633    $6,116
 Termination costs                2,541        1,584           957
 Property maintenance costs
   and other                     11,693        7,567         4,126
                                -------      -------       -------    ------
                                $36,099      $13,267       $16,716    $6,116
                                =======      =======       =======    ======


NOTE E -- LONG-TERM DEBT

Long-term debt consists of the following (dollar amounts in thousands):

                                                      Jul 5,        Dec 28,
                                                       1997           1996
                                                 ----------     ----------

Term loans, principal due quarterly through
  2005, with interest at an average rate of
  7.10% in 1997 and 8.57% in 1996                $  600,000     $  753,800

11 1/4% Senior Subordinated Notes, principal due
  2007 with interest payable semi-annually          575,000        575,000

Unsecured Notes, principal due in annual
  installments beginning in 2000 and interest
  payable semi-annually at an average rate
  of 8.89%                                           24,164

Revolving Credit Facility with interest at an
  average rate of 6.94%                               5,000

Sinking fund bonds,  10 1/2% interest,
  semi-annual maturities to 2016                     11,780         11,872

Mortgage notes, collateralized by property and
  equipment with a cost of $2.8 million in 1997
  and 1996, due in 2000 through 2005 with interest
  at an average rate of 4.86% in 1997 and 5.11%
  in 1996                                             2,741          2,742

Industrial revenue bonds, collateralized by
  property and equipment with a cost of $9.3
  million in 1997 and $9.0 million in 1996 due
  in 2000 through 2010 plus interest at an
  average rate of 7.22% in 1997 and 1996              5,934          6,008
                                                 ----------     ----------
                                                  1,224,619      1,349,422
Less current maturities                              54,757         35,496
                                                 ----------     ----------
                                                 $1,169,862     $1,313,926
                                                 ==========     ==========

On March 27, 1997, the Company entered into an amended and restated senior credit facility (the "New Credit Facility") that provides term loans totaling $600 million (the "New Term Loans") and a $150 million revolving credit facility (the "New Revolving Facility") less amounts outstanding under letters of credit. The proceeds from the New Credit Facility were used to repay the old term bank loans and outstanding indebtedness under the Company's revolvers and letters of credit. All indebtedness under the New Credit Facility is secured by substantially all of the assets of the Company. A commitment fee ranging from .25% to .50% is charged on the average daily unused portion of the New Revolving Facility, payable quarterly. Interest on borrowings under the New Credit Facility is at the bank's Base Rate plus a margin based on the Company's leverage ratio ranging from 0% to 1.25% or the Adjusted Eurodollar Rate plus a margin based on the Company's leverage ratio ranging from .75% to 2.25%. At July 5, 1997, $7.8 million of letters of credit were issued under the New Revolving Facility.

Maturities of the Company's long-term debt for the five fiscal years succeeding July 5, 1997 are approximately $30.5 million in 1997, $59.9 million in 1998, $66.5 million in 1999, $75.3 million in 2000, and $77.1 million in 2001.

The New Credit Facility requires the Company to maintain minimum levels of net worth and earnings, and to comply with certain ratios related to fixed charges, capital expenditures and indebtedness. In addition, the New Credit Facility limits additional borrowings, dividends on and redemption of capital stock and the acquisition and the disposition of assets.

The Company recorded an extraordinary charge of $40.4 million net of a $15.4 million income tax benefit in the first quarter of 1997 which consisted of the write-off of debt issuance costs related to the old credit facility which was refinanced.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 23, 1996, Smith's Food & Drug Centers, Inc. (the "Company") completed its acquisition by merger (the "Merger") of Smitty's Supermarkets, Inc. ("Smitty's"), a 28-store Arizona supermarket chain (two stores were subsequently leased to other retailers). Pursuant to the Merger, 3,038,877 shares of the Company's Class B Common Stock, $0.01 par value ("Class B Common Stock") were issued to the stockholders of Smitty's. The Merger has been accounted for as a purchase of Smitty's by the Company. As a result, the assets and liabilities of Smitty's have been recorded at their estimated fair value as of the date the Merger was consummated. The purchase price in excess of the fair value of Smitty's assets was recorded as goodwill and is being amortized over a 40-year period.

The Company also completed a self tender offer on May 23, 1996 pursuant to which it purchased 50% of its outstanding Class A Common Stock, $0.01 par value ("Class A Common Stock") and Class B Common Stock for $36 per share, excluding the shares issued in connection with the Smitty's merger. Of the total shares of Class A Common Stock and Class B Common Stock outstanding prior to the tender offer, the Company purchased 12.5 million shares for $451.3 million. Stock options representing 805,750 shares were also purchased for $13.7 million in conjunction with this tender offer. Additionally, the Company redeemed 3.0 million shares of Series I Preferred Stock for $1.0 million.

The Company used proceeds from the issuance of long-term debt to finance these transactions and to repay substantially all of its indebtedness. The Company entered into a senior credit facility (the "Credit Facility") which provided term loans totaling $805 million (the "Term Loans") and a $190 million revolving credit facility less amounts outstanding under letters of credit.
The Company also issued $575 million principal amount of 11 1/4% senior subordinated notes due 2007 (the "Notes"). As a result of prepaying existing indebtedness, the Company incurred in 1996 an extraordinary charge of $41.8 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

The Company also closed its California region comprised of 34 stores and a large distribution center during the first quarter of 1996. As a result of the closure of the California region and the Merger with Smitty's, comparisons of quarter results to the prior year's comparable period are not meaningful.

Results of Operations

Net sales increased $90.2 million, or 13.1%, from $690.0 million in the second quarter of 1996 to $780.2 million in the second quarter of 1997. For the first half of 1997, net sales increased $228.9 million, or 16.5%, to $1.61 billion from $1.38 billion for the first twenty-six weeks last year. If net sales were adjusted to remove the additional week in the first half of 1997 (a twenty-seven week period compared to a twenty-six week period in the prior year), the sales increase would have been approximately 12.2%. This sales increase was primarily attributable to changes in the number of operating stores. The Company closed its 34 California stores during the first quarter of 1996 and acquired 26 stores (net) in the Merger. Additionally, the Company has opened an additional six stores (net) since June 29, 1996. Excluding the Company's California operations during the first quarter of 1996, net sales for the first twenty-seven weeks of the year increased $301.9 million or 23.0%. Same store sales for the second quarter of 1997 increased 2.2%. As adjusted to exclude the Company's California operations during the first quarter of 1996, same store sales for the first twenty-seven weeks of 1997 increased 1.6%. These increases reflect the favorable consumer response to the Company's initiatives for improving sales and customer service.

Gross profit increased $21.9 million, or 14.0%, from $156.7 million in the second quarter of 1996 to $178.6 million in the second quarter of 1997. For the first twenty-seven weeks of the year, gross profit increased $61.1 million, or 20.2%, from $303.3 million in 1996 to $364.4 million in 1997. Gross margins during the second quarter of 1997 were 22.9% compared to 22.7% a year ago. Gross margins during the first twenty-seven weeks of 1997 were 22.6% compared to 21.9% a year ago. Excluding the Company's California operations during the first quarter of 1996, gross profit increased $63.4 million, or 22.7%, in the first twenty-seven weeks of 1997 compared to last year.

Operating, selling and administrative expense ("OS&A") decreased $21.0 million, or 16.1%, from $130.4 million in the second quarter of 1996 to $109.4 million in the second quarter of 1997 and decreased $16.3 million, or 6.7%, from $241.7 million for the first twenty-six weeks of 1996 to $225.4 million for the first twenty-seven weeks of 1997. As a percent of net sales, OS&A decreased in the second quarter from 18.9% last year to 14.0% this year and decreased in the first twenty-seven weeks from 17.5% in 1996 to 14.0% in 1997. The decrease in OS&A as a percent of net sales was primarily caused by synergies resulting from the Merger, the absence in 1997 of expenses related to the Merger and Recapitalization (the 1996 period included expenses for compensation on the purchase of stock options, deferred compensation, severance paid to the former Chief Executive Officer and other expenses) and the closure of the Company's California stores in the first quarter of 1996.

Depreciation and amortization expense increased $2.6 million, or 12.1%, from $21.4 million in the second quarter last year to $24.0 million in the second quarter this year and increased $2.8 million, or 6.3%, from $44.1 million in the first twenty-six weeks last year to $46.9 million in the first twenty-seven weeks this year. These increases in depreciation and amortization expense resulted from new food and drug combination stores opened since the end of the second quarter of 1996.

Interest expense increased $6.2 million, or 27.3%, from $22.7 million in the second quarter last year to $28.9 million for the second quarter of 1997 and increased $24.6 million, or 66.3%, from $37.1 million in the first twenty-six weeks last year to $61.7 million in the first twenty-seven weeks this year. These increases in interest expense were primarily due to the increased debt incurred in conjunction with the Merger and Recapitalization. On March 27, 1997, the Company completed the refinancing of its Credit Facility which effectively reduced the Company's interest rate on the Term Loans by approximately 170 basis points.

The Company recorded $201.6 million of pre-tax restructuring charges in the second quarter of 1996 reflecting additional charges in connection with its decision to close the California region and additional differences between anticipated cash proceeds and existing book values caused by adoption of an accelerated disposition strategy. See Note D of the Notes to Consolidated Financial Statements of the Company included elsewhere herein.

The extraordinary charge of $41.8 million recorded in the second quarter of 1996 consists of fees incurred in the prepayment of certain mortgage notes and unsecured notes of the Company and certain long-term debt assumed in the Merger and the write-off of the related debt issuance costs. The extraordinary charge of $25.0 million recorded in the first quarter of 1997 consists of the write-off of debt issuance costs related to the Credit Facility which was refinanced on March 27, 1997.

Net income for the second quarter of 1997 totaled $9.0 million or $0.55 per common share compared to last year's net loss of $174.7 million or $8.20 per common share. The net loss for the first twenty-seven weeks of 1997 totaled $9.2 million or $0.57 per common share compared to a net loss of $175.8 million or $7.58 per common share for the first twenty-six weeks of 1996. The comparability of these results is affected by the restructuring charges and extraordinary charges noted above.

Liquidity and Capital Resources

During the first twenty-seven weeks of 1997, cash provided by operating activities was $113.8 million compared to $36.6 million for the first twenty-six weeks of 1996. This increase was caused primarily by balance fluctuations in operating assets and liabilities resulting from the closure of the California region, receipt of $49.8 million from an income tax refund, and normal operations.

Cash used in investing activities was $25.1 million for the first twenty-seven weeks of 1997 as a result of the Company's ongoing expansion program which was offset by proceeds from the sale of assets in the California region. The Company is actively pursuing opportunities to dispose of its remaining real estate assets in California which consist of eight closed stores and excess land.

Cash used in financing activities totaled $133.8 million for the first twenty-seven weeks of 1997 as a result of prepayments of the Credit Facility.

On March 27, 1997, the Company entered into an amended and restated senior credit facility (the "New Credit Facility") that provided $600 million aggregate principal amount of term loans (the "New Term Loans") and a $150 million revolving credit facility (the "New Revolving Facility") which is available for working capital requirements and general corporate purposes. At July 5, 1997, other than $7.8 million of letters of credit, $5.0 million was outstanding under the New Revolving Facility. A portion of the New Revolving Facility may be used to support letters of credit. The New Revolving Facility is non-amortizing and has a six and three-quarter year term. The New Term Loans were issued in two tranches: Tranche A, in the amount of $400 million, has a six and three-quarter year term and Tranche B, in the amount of $200 million, has an eight year term. The New Term Loans require quarterly amortization payments. The New Credit Facility is guaranteed by each of the Company's subsidiaries and secured by liens on substantially all of the unencumbered assets of the Company and its subsidiaries and by a pledge of the Company's stock in such subsidiaries. The New Credit Facility contains financial covenants which require, among other things, the maintenance of specified levels of cash flow and stockholders' equity.

The capital expenditures of the Company were $72.1 million for the first twenty-seven weeks of 1997. The Company currently anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $100 million. The Company intends to finance these capital expenditures primarily with cash provided by operations and other sources of liquidity including borrowings and leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors. Management believes that if the Company were to substantially reduce or postpone its capital expenditure projects, there would be no substantial impact on short-term operating profitability. In the long term, however, if these projects were substantially reduced, management believes its operations, and ultimately its cash flow, would be adversely affected.

The Company has discontinued the payment of cash dividends and payment of future dividends is severely restricted by the terms of the New Credit Facility and the Indenture governing the Notes.

The Company is highly leveraged. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including leases), will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that additional cost savings or growth can be achieved.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to conform to the new requirements. Under the new requirements, basic earnings per share excludes the effect of stock options and diluted earnings per share includes the effect of stock options. For the quarter ended July 5, 1997, basic income per share would have been $0.02 higher than reported. For the twenty-seven weeks ended July 5, 1997, basic income per share before extraordinary charge would have been $0.03 higher than reported and basic loss per share would have been $0.01 higher than reported. Diluted earnings per share would have been the same as reported which included the effect of stock options. For the quarter and twenty-six weeks ended June 29, 1996, the basic loss per share and diluted loss per share would have been the same as reported because the effect of stock options was excluded due to the net loss.


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain and difficult to predict, and therefore undue reliance should not be placed upon such estimates. There can be no assurance that the savings or other benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the cost savings or other benefits contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants, including price-cutting strategies; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) inability to negotiate more favorable terms with suppliers or to improve working capital management; (v) increase in interest rates of the Company's cost of borrowing or a default under any material debt agreements; (vi) inability to develop new stores in advantageous locations or to successfully convert existing stores; (vii) prolonged labor disruption;
(viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers as result of the conversion of store formats;
(xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company.


                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

On May 22, 1996, Larry F. Klang ("Plaintiff") filed a purported class action complaint against the Company in the Court of Chancery of the State of Delaware, New Castle County. Plaintiff filed an amended complaint on May 30, 1996 (the "Klang Complaint") which named as defendants the Company, Smitty's Super Valu, Inc. ("Smitty's"), the directors of the Company prior to the consummation of the Merger, The Yucaipa Companies, a California general partnership ("Yucaipa"), and Ronald Burkle. The Klang Complaint alleged, among other things, (i) that the recapitalization transactions consummated by the Company on May 23, 1996, violated Delaware law by impairing the capital of the Company in its repurchase of its stock, (ii) that the directors and the Company violated fiduciary duties of disclosure under Delaware law by making allegedly inaccurate and incomplete disclosure in the Company's Offer to Purchase and Proxy Statement, and (iii) that Mr. Burkle and Yucaipa aided and abetted these allegedly illegal actions. The Klang Complaint sought, among other things, injunctive relief, rescission of the recapitalization transactions, certification of the action as a class action, and costs and fees. On June 28, 1996, the Company and the other defendants filed their answer to the Klang Complaint, denying all material allegations and asserting various defenses to the action. On October 15, 1996, the Plaintiff filed a motion to rescind the recapitalization transactions. Vice-Chancellor William Chandler held oral argument on the motion on November 21, 1996 and on May 13, 1997, the Court denied the Plaintiff's motion to rescind the recapitalization transactions and dismissed each of the Plaintiff's claims. On May 13, 1997, Plaintiff filed a notice of appeal and on May 16, 1997, Plaintiff filed a motion to expedite the appeal. The foregoing was reported by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended April 5, 1997. The Delaware Supreme Court heard oral argument with respect to the appeal on August 12, 1997 and reserved decision on the appeal. On August 13, 1997, the Court ordered that the appeal be scheduled for oral argument before the Court en Banc, without further briefing on a priority basis. The Court has not yet established a date for the oral argument.


Item 4.  Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on April 23, 1997, the stockholders voted on the following proposals:

Proposal No. 1--Election of Board of Directors

The stockholders re-elected as directors the following individuals to three-year terms:

                                  VOTES          VOTES        BROKER
NAME                                FOR       WITHHELD     NON-VOTES

Jeffrey P. Smith            129,361,691         58,964           -0-
Ronald W. Burkle            129,361,642         59,013           -0-
Allen R. Rowland            129,361,691         58,964           -0-


Proposal No. 2--Approval of Directors' Deferred Compensation Plan

The stockholders approved the Directors' Deferred Compensation Plan (with 119,439,597 affirmative votes, 1,033 negative votes, 9,980,025 abstentions and zero broker non-votes).

Proposal No. 3--Ratification of Selection of Independent Auditors

The stockholders ratified the appointment of Ernst & Young LLP as the Corporation's independent auditors for 1997 (with 124,417,371 affirmative votes, 97 negative votes, 5,003,187 abstentions and zero broker non-votes).


Item 5.   Other Information

On May 11, 1997, the Company and Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, the Company and Fred Meyer will form a Delaware holding company ("Holdings"), Holdings will form two subsidiaries ("Smith's Sub" and "Fred Sub") and, subject to certain conditions being satisfied or waived, Smith's Sub would merge with and into the Company and Fred Sub would merge with and into Fred Meyer (the "Smith's Merger" and the "Fred Merger," and collectively, the "1997 Mergers"), with the Company and Fred Meyer surviving the 1997 Mergers and becoming wholly-owned subsidiaries of Holdings. Pursuant to the 1997 Mergers, (i) each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock would be converted into the right to receive 1.05 shares of Holdings Common Stock, $0.01 par value ("Holdings Common Stock"), (ii) each outstanding share of the Company's Series I Preferred Stock, $0.01 par value, would be converted into the right to receive $0.33 1/3 in cash, and (iii) each outstanding share of Fred Meyer Common Stock would be converted into the right to receive one share of Holdings Common Stock. Upon consummation of the 1997 Mergers, Holdings Common Stock will trade on the New York Stock Exchange. Conditions to the consummation of the 1997 Mergers include the approval by the stockholders of Fred Meyer and the Company of the Merger Agreement. The Company has set September 8, 1997 as the date of the special meeting of stockholders for stockholders to consider and vote on the Merger Agreement.

In connection with the 1997 Mergers, Holdings intends to refinance and consolidate a majority of the existing indebtedness of the combined company. The refinancing is expected to be completed on or about the effective time of the 1997 Mergers, but is not, however, a condition to the obligations of the Company and Fred Meyer to effect the 1997 Mergers. Fred Meyer has entered into a commitment letter (the "Financing Commitment") with The Chase Manhattan Bank, Bankers Trust Company and certain of their affiliates (collectively, the "Banks"), which are presently anticipated to provide the sources of funds required by Holdings to complete the refinancing. Pursuant to the Financing Commitment, the Banks have agreed to provide senior credit facilities to Holdings in an aggregate amount of up to $2.03 billion (the "Holdings Credit Facility") and a lease financing program for Fred Meyer of up to $270 million. It is presently anticipated that the Holdings Credit Facility will be guaranteed by Holdings' material subsidiaries, including the Company and Fred Meyer.

On August 8, 1997, the Company commenced an offer to purchase for cash any and all of its outstanding Notes from the holders thereof (the "Offer"). In connection with the Offer, the Company is soliciting consents from holders of the Notes to certain amendments to the indenture governing the Notes to delete or modify restrictive covenants and certain other provisions in the indenture in order to provide the Company sufficient operating flexibility to operate as a subsidiary of Holdings following the 1997 Mergers. Consummation of the Offer is subject to the tender of, and receipt of consents from, the holders of at least a majority of the outstanding aggregate principal amount of Notes, the consummation of the 1997 Mergers and the receipt of financing and certain other conditions. As of August 8, 1997, $575 million aggregate principal amount of Notes were outstanding.


Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits listed in the accompanying index to exhibits are filed as part of the Form 10-Q.


(b) On May 14, 1997, the Company filed a report on Form 8-K dated May 11, 1997 with the Securities and Exchange Commission describing under Item 5, "Other Events" the Agreement and Plan of Reorganization and Merger between the Company and Fred Meyer, Inc.

                               INDEX TO EXHIBITS

Exhibit
Number               Document


27               Financial Data Schedule






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMITH'S FOOD & DRUG CENTERS, INC.
                                        (Registrant)



Date:       August 15, 1997         /s/ Matthew G. Tezak
   ------------------------      ------------------------------------------
                                 Matthew G. Tezak, Senior Vice
                                   President and Chief Financial
                                   Officer (Principal Accounting
                                   Officer)